Form 10QSB
period 1996-03-31
UNITED PETROLEUM CORP
filed 1996-05-14
CIK 82925

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1996

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period ended:

Commission File Number: 0-25006

Name of Small Business Issuer in Charter: UNITED PETROLEUM CORPORATION

State or Other Jurisdiction of Incorporation or Organization: DELAWARE

I.R.S. Employer I.D. Number: 13 -3103494

Address of Principal Executive Offices: 4867 N. Broadway

Knoxville, Tennessee 37918 Issuer's Telephone Number: (615) 688-0582

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(I) Yes (X) No ( ) (2) Yes (X) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the numbers of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     Common Voting Stock: 4,623,674     Date:  May 6, 1996

Transitional Small Business Disclosure Format
(Check One): Yes ( ) No (X)
Page 1 of 16

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - March 31, 1996 and December 31, 1995

         Consolidated statements of operations - Three months ended March 31,
         1996

         Consolidated statement of stockholders' equity

         Consolidated statements of cash flows - Three months ended March 31,
         1996

         Notes to consolidated financial statements - March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

         Signatures

          PART I. - Financial Information Item 1. Financial Statements

                  United Petroleum Corporation and Subsidiaries
                           Consolidated Balance Sheets
                     At March 31, 1996 and December 31,1995

                                                 Mar. 31, 1996   Dec. 31, 1995

Current Assets
Cash                                              $   139,021     $    37,941
Accounts and Notes Receivable                     $    76,583     $   150,532
Inventories                                       $   535,109     $   572,808
Other Current Assets                              $   308,827     $   452,937

                                                  $ 1,059,540     $ 1,214,218
Property and Equipment
Gas and Oil properties                            $ 3,166,701     $ 3,050,680

Premises and Equipment (Net)                      $11,306,116     $11,026,031
Other Assets                                      $   478,482     $   251,314

Total Assets                                      $16,010,839     $15,542,243

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable                                  $   491,224     $   602,137
Accrued Expenses                                  $   507,411     $   337,503
Accrued Federal and State Income Tax              $       788     $     5,160
Bank Line Of Credit                               $   250,000     $   250,000
Current Maturities-Long Term Debt                 $   490,838     $   514,968

                                                  $ 1,740,261     $ 1,709,768
Long Term Liabilities
Long Term Debt-Less Current Maturities            $ 8,744,260     $ 8,359,890
Unearned Revenue                                  $   200,000     $   200,000
Deferred Income Taxes                             $   595,333     $   595,000

                                                  $11,279,854     $10,864,658
Stockholders' Equity
Common Stock, $.01 Par Value                      $    46,236     $    46,028
(50,000,000 shares authorized,
4,623,674 and 4,602,840 issued)
Additional Paid-In Capital                        $ 4,373,055     $ 4,321,748
Retained Earnings                                 $   311,694     $   309,809

Total Stockholders' Equity                        $ 4,730,985     $ 4,677,585

Total Stockholders' Equity & Liabilities          $16,010,839     $15,542,243

- - ----------
The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
                      Consolidated Statement of Operations
            For The Three Month Period Ended March 31, 1996 and 1995

                                                 Mar. 31, 1996   Mar. 31, 1995

Revenues                                          $3,344,829      $3,306,345

Cost of Sales                                     $2,217,269      $2,191,418

Gross Profit                                      $1,127,560      $1,114,927

Operating Expenses:
Salaries and Wages                                $  253,473      $  288,571
Payroll Taxes                                     $   89,602      $   81,138
Other General and Administrative                  $  569,961      $  447,965
Interest Expense                                  $  107,007      $  150,886
Depreciation and Amortization                     $  119,136      $  117,881

                                                  $1,139,179      $1,086,441

Other Income (Expense)                            $   13,837      $   11,404

Net Income Before Income Taxes                    $    2,218      $   39,890

Provision For Income Taxes                        $      333      $    5,984

Net Income After Taxes                            $    1,885      $   33,906


Primary Earnings Per Share                        $    0.000      $    0.010

Weighted Average Shares Outstanding                4,623,674       3,413,991

Fully Diluted Earnings Per Share                  $    0.000      $    0.010

Fully Diluted Weighted Average Shares              4,623,674       3,413,991
  Outstanding

The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity


                                                                    Additional
                                    Common Stock                       Paid-In                      Retained
                                          Shares        Amount         Capital       Earnings          Total
                                          ------        ------         -------       --------          -----

Balance, January 1,1995                3,413,992     $  34,140     $ 3,004,449    $   129,273    $ 3,167,862

Shares issued to effect real
estate acquisitions                      150,001     $   1,500     $   336,500                   $   338,000

Shares issued related to
private placement                         95,810     $     958     $      (958)                  $         0

Shares issued for services                86,374     $     864     $   296,179                   $   297,043

Shares issued for exercise
of options less registration
costs of $41,004                         614,334     $   6,144     $ 2,055,313                   $ 2,061,457

Shares canceled in settlement
of shareholder receivable                 (1,867)    $     (19)    $    (7,918)                  $    (7,937)

Shares issued in cancellation
of warrants                              244,073     $   2,440     $    (2,440)                  $         0

Rounding caused by split                     123     $       1     $        (1)                  $         0

Net Income                                                                        $   180,536    $   180,536

Balance, December 31,1995              4,602,840     $  46,028     $ 5,681,124    $   309,809    $ 6,036,961

Adjustment to reflect receivable
from shareholder                                                   $(1,359,376)                  $(1,359,376)

December 31, 1995 restated to
reflect shareholder receivable         4,602,840     $  46,028     $ 4,321,748    $   309,809    $ 4,677,585


                  United Petroleum Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                    Continued

                                                                    Additional
                                    Common Stock                       Paid-In                      Retained
                                          Shares        Amount         Capital       Earnings          Total
                                          ------        ------         -------       --------          -----
First Quarter 1996

Shares issued for services                18,500       $   185      $   51,330                    $   51,515

Shares issued in cancellation
of warrants                                2,334       $    23            ($23)                   $        0

Net Income - First Quarter                                                           $  1,885     $    1,885

Balance, March 31,1996                 4,623,674       $46,236      $4,373,055       $311,694     $4,730,985


                  United Petroleum Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
             For The Three Month Period Ended March 31,1996 and 1995

                                                  Mar. 31, 1996    Mar. 31, 1995

Operating Activities
Net Income                                          $   1,885        $  33,906
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and Amortization                       $ 119,136        $ 117,881
Changes in operating assets and liabilities:
Decrease (increase) in -
Accounts notes receivable                           $  73,949        ($ 33,786)
Inventories                                         $  37,699        ($ 15,055)
Other Current Assets                                $ 144,110        ($ 28,715)
Proceeds from unearned purchase discounts           $       0        $  40,000
Increase (decrease) in -
Accounts Payable and Accrued Liabilities            $  54,956        ($114,888)

                                                    $ 431,735        ($    657)
Investing Activities:

Property and Equipment Additions                    ($399,221)       ($ 56,758)
Acquisition of gas and oil properties               ($116,021)       ($ 48,786)
Decrease (increase) in other assets                 ($227,168)       ($185,667)

                                                    ($742,410)       ($291,211)
Financing Activities:
Principal payments on debt                          ($122,097)       ($560,454)
Proceeds from short term borrowings                 $       0        $ 135,000
Payments on short term borrowings                   $       0        ($  3,839)
Net proceeds from bank financing                    $ 482,337        $ 461,250
Proceeds from issuance of common stock              $  51,515        $ 118,268

                                                    $ 411,755        $ 150,225

Increase(Decrease) in Cash and Cash Equivalents     $ 101,080        ($141,643)

Cash and Cash Equivalents, Beginning of Period      $  37,941        $ 189,350

Cash and Cash Equivalents, End of Period            $ 139,021        $  47,707

The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Periods Ended March 31, 1996 and 1995

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1995 financial statements in order for them to conform with classifications used in 1996. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 1995.

Principles of Consolidation - The consolidated financial statements include the accounts of United Petroleum Corporation (the "Company") and its wholly owned subsidiaries, Calibur Systems, Inc. and Jackson-United Petroleum Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the dates of acquisition.

Business Activities - The Company's business activities are conducted through its subsidiaries and are contained within two primary industry segments. Calibur Systems, Inc. operates convenience stores, express lube centers, and car washes providing a variety of car wash and detail services, gasoline, automotive, food and beverage and related products throughout middle and eastern Tennessee and northern Georgia. Jackson-United Petroleum Corporation is a newly formed corporation for the purpose of developing gas and oil properties and marketing of gas and oil production. Currently all of the Company's gas and oil properties are located within the United States in central and eastern Kentucky and are under development.

Cash and Cash Equivalents - The Company considers cash on hand, deposits in banks, certificates of deposit and investments with original maturity of three months or less to be cash or cash equivalents.

Inventories - Inventories are stated at the lower of cost or market. Cost of gasoline sales is determined using the first-in first-out method. Cost of convenience store sales is determined using the average retail cost method.

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                      Periods Ended March 31, 1996 and 1995

Gas and Oil Properties - The Company follows the full cost method of accounting for gas and oil properties. Accordingly, all costs associated with acquisition, exploration and development of gas and oil reserves, including directly related overhead costs, are capitalized.

All capitalized costs of gas and oil properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test", which basically limits such costs to the aggregate of the "estimated present value", discounted at 10 percent interest rate of future net reserves from proved reserves, based on current economic and operating conditions, plus lower of cost or fair market value of unproved properties.

Retail Operations - Property and equipment of the retail operations is stated at cost. Routine repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and resulting gain or loss is reflected in operations of the period. The Company generally depreciates property and equipment on a straightline basis over the useful lives of the related assets estimated to be 15 to 20 years for buildings and improvements, 6 to 10 years for equipment, and 3 to 4 years for vehicles

Capitalized Interest - The Company capitalizes interest on construction in progress and expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use.

Income Taxes - Deferred Taxes are provided in accordance with Statement and Financial Accounting Standards Number 109, Accounting For Income Taxes. Deferred taxes are provided to account for accumulated temporary differences for assets and liabilities for financial reporting and income tax purposes, including alternative minimum taxes. The Company's temporary differences are primarily due to different financial reporting and tax methods of accounting for depreciation and intangible drilling costs.

Non-Cash Equity Transactions - Goods and services acquired through the issuance of the Company's common stock are valued at the fair market value of the stock on the date of

                  United Petroleum Corporation and Subsidiaries
              Notes to Consolidated Financial Statements Continued
                      Periods Ended march 31, 1996 and 1995

acquisition. When restricted shares are issued, the value of the shares given in exchange is discounted approximately 50 % from the fair market value of freely traded common stock. It is the intent of management to reduce the discount related to the issuance of restricted shares if and when the market for the Company's common stock becomes less volatile and the average daily trading volume increases significantly.

Item 2. - Management's Discussion and Analysis of Operations

The Company realized net income of $1,885 for the three month period ended March 31, 1996, compared to net income of $33,906 for the same period last year.

A summary of comparative results between the first quarter of 1996 and the first quarter of 1995 is as follows:

                                               Quarter Ended      Quarter Ended
                                              March 31, 1996     March 31, 1995

      Revenue                                    $ 3,344,829        $ 3,306,345
      Cost Of Sales                                2,217,269          2,191,418
      Operating Expenses                           1,139,179          1,086,441
      Other Income                                    13,837             11,404
      Income Tax Expense                                 333              5,984

      Net Income After Tax                           $ 1,885           $ 33,906

      Revenues were realized as follows:

                                               Quarter Ended      Quarter Ended
                                              March 31, 1996     March 31, 1995

      Gasoline                                   $ 1,056,127        $ 1,236,404
      Car Wash                                     1,705,520          1,584,329
      Oil & Lube                                     271,437            149,774
      Grocery                                        152,414            147,937
      Other Sales                                    159,331            187,902

      Total Revenue For Quarter                  $ 3,344,829        $ 3,306,346

The Company experienced a decreased gross profit margin on gasoline sales from
9.9 % in the first quarter of 1995 to 7.4 % in the first quarter of 1996. Volume decreased from 1,191,616 gallons in the first quarter of 1995 to 963,204 gallons in the first quarter of 1996 for a decrease of 19.2 %. The decrease in gross profit margin is the result of competitive pressures to keep prices down while, at the same time, the wholesale price of gasoline was increasing. A substantial portion of the decrease in gasoline volume can be attributed to the remodeling at the Company's largest volume gasoline location in Cookeville, Tennessee. The construction related to the remodeling caused several gasoline islands to be closed for several weeks.

Car wash revenue was $121,191 higher for the quarter as compared to the same quarter last year. Of this amount $111,446 is attributed to the new location in Sevierville, Tennessee. Same store increases of $9,745 accounted for the balance of the increase. Even though car wash revenue was higher than the same period last year management had anticipated the increase to be in the area of $150,000. It is the belief of management that excessive rainfall in the month of March prevented the desired level of revenue from being achieved.

Oil and lube revenue was $121,663 higher for the quarter as compared to the same quarter last year which represents an increase of 81%. Of this amount $108,099 is attributed to the following new locations: (1.) Sevierville, Tennessee, (2.) Atlanta, Georgia and (3.) Cleveland, Tennessee. Same store increases of $13,564 accounted for the balance of the increase. This trend is expected to continue as lube centers require approximately two to three years to reach their potential. As of the end of the first quarter of this year the Company has six oil and lube centers in operation as compared to three oil and lube centers open at the end of first quarter in 1995. Revenues from the three above referenced locations are expected to grow substantially over the next few years.

Operating expenses were $1,139,179 for the first quarter of 1996 as compared to $1,086,441 for the same period last year. This increase is mainly attributed to increases in legal and professional fees. Interest and depreciation expenses were higher for the quarter as compared to last year as a result of the continued growth in retail locations owned by the Company, however, approximately $70,000 in interest expense was offset by capitalized interest associated with the carried cost of non-producing oil and gas properties presently in the development stage.

Earnings for the first quarter did not meet the expectations of management. The primary factors associated with the decreased income were: (1.) lower than desired gasoline margins, (2.) lower than expected gasoline volume and (3.) lower than expected car wash revenue in the month of March.

As of the date of this report, there has been no production of oil and gas, and no revenue has been generated from the Company's subsidiary, Jackson-United Petroleum Corporation. The oil and gas business segment had a net loss ($14,009) for the quarter ended March 31, 1996.

During the Company's three most recent years, it has drilled four (4) exploratory wells on the Kentucky leases, all during 1993 and 1994. Natural gas has been discovered on three (3) of these wells. No gas was discovered in the fourth well, and the three wells exhibiting the presence of natural gas are presently shut-in.

Financial Condition - The working capital deficit increased to approximately $680,000 as of March 31, 1996 as compared to approximately $495,000 as of December 31, 1995. Management expects this trend to reverse as projects presently under construction are completed and the corresponding assets and liabilities are placed into service.

During 1996, the Company will continue to seek additional sources of capital for the following reasons:

(1.) To be able to expand the number of retail locations owned or operated by the Company by a minimum of four new locations per year. In order to maintain the necessary financial ratios required by the financial industry and sound business policies the Company is required to use both equity and debt to finance new locations. This alone will create the need for substantial capital if the Company's business is to grow at the pace desired by management. No assurance can be given that the Company will be able to obtain the desired capital.

(2.) To be able to continue to add services such as lube centers and food courts to existing locations. A typical lube center added to a location already owned by the Company can cost as much as $200,000 per location. In most cases financing for such additions can only be arranged for up to three to five years. For this reason several lube centers financed entirely by debt can have a substantial effect on the annual debt service of the Company. It is the intent of management to decrease annual debt service as much as possible and therefore increase the Companies ability to generate cashflow, which requires that a large portion of the funds used to complete new lube centers should be provided through one or more infusions of additional capital.

(3.) To be able to develop the Company's oil and natural gas properties and perform under the farmout agreement with Penn Virginia Oil and Gas. Without sufficient capital the Company will not be able to convert the oil and natural gas properties to a revenue generating asset. No assurance can be given that the Company will be able to raise sufficient capital to continue the development of the oil and gas properties such that they become a profitable asset of the Company.

(4.) To increase overall balance sheet liquidity of the Company. Without the necessary liquidity to be able to act quickly the Company is deprived of the opportunity to make acquisitions that could be beneficial.

Expansion and Capital Improvements - As of March 31, 1996 the Company is committed to certain expansion projects in the retail subsidiary and they are as follows:

(1.) The Company presently has a new Pennzoil Ten Minute Lube Center under construction in Oak Ridge, Tennessee which is being built as an extension to the Company's existing car wash facility at that location. The new lube center should be open by second quarter of 1996. No further financing is required. A construction and permanent loan was obtained prior to beginning construction from a bank in an amount sufficient to cover the estimated costs of the project.

(2.) The Company presently has a free standing food court under construction at an existing location in Cookeville, Tennessee. The food court should be open during the second quarter of 1996. No further financing is required. A construction and permanent loan was obtained prior to beginning construction from a bank in an amount sufficient to cover the estimated costs of the project.

(3.) The Company intends to build a new Pennzoil Ten Minute Lube Center at 8016 Kingston Pike in Knoxville, Tennessee. A loan to cover approximately seventy-five percent of the estimated costs of the project has recently been approved. The loan is scheduled to close on June 5, 1996 and construction will begin soon thereafter. Management has identified a source for sufficient funds to cover the equity requirements related to this project.

(4.) The Company intends to build a new Pennzoil Ten Minute Lube Center in both Newport, Tennessee and Morristown, Tennessee. No further financing is required. A loan to cover the majority of the costs associated with the construction of these two new lube centers was closed in May 1996. Construction is scheduled to begin in June 1996.

(5.) The Company desires to open three new Exxon branded gasoline locations in 1996. The land for these three projects has already been purchased by the Company. It is the intent of the Company at this time to convey these properties to Michael F. Thomas, the Company's chief executive officer, or a third party and execute a lease with the third party such that the Company will operate the locations but will not own the locations. The locations are as follows: (1) Ashville Highway in Knoxville, Tennessee, (2) Cumberland Avenue in Knoxville, Tennessee and (3) Lee Highway in Chattanooga, Tennessee. Financing for the Cumberland Avenue property has been approved for the Company's chief executive officer, Michael F. Thomas, and is expected to close in May 1996. No financing has been arranged for the other two Exxon branded locations and no assurance can be given that suitable financing will be available to the Company for these two projects.

The Company has recently reviewed several potential acquisitions to its retail subsidiary and several potential acquisitions for the oil and gas subsidiary. As of the date of this report none of these potential acquisitions have become commitments of the Company. In the event the Company should desire to make such an acquisition or acquisitions substantial capital will be required. No assurance can be given that the Company will be able to acquire the necessary capital to make such acquisitions.

During the quarter the Company issued 18,500 common shares as payment for services. All of the shares were issued at market value as of the date of issuance. Said shares were issued at prices ranging from $2.43 to $3.25 per share. The aggregate issuance price associated with the issued shares was

$51,515. The majority of the shares were issued for services related to construction projects in the Calibur Systems, Inc. subsidiary and for services related to the development of the oil and gas subsidiary, Jackson-United Petroleum Corporation.

In May 1996, the Company began seeking to raise approximately $3,500,000 in a private placement of securities to certain sophisticated investors. To date the Company has received approximately $500,000. No assurance can be given that the Company will be able to raise the balance of the desired funds.

Part II - Other Information

Item 1   Legal Proceedings
         None, not applicable

Item 2   Changes In Securities
         None, not applicable

Item 3   Defaults Upon Senior Securities
         None, not applicable

Item 4   Submission of Matters to a Vote of Security Holder
         None, not applicable

Item 5   Other Information

         On May 2, 1996 the Company entered into a letter of intent with the Silicon Group, Inc. (hereinafter "SGI") headquartered in Coral Springs, Florida to acquire eighty percent (80%) of the outstanding shares of SGI in exchange for up to 500,000 shares of the Company's common stock.

         As of the date of this report the Company is not committed to the acquisition. The Company is presently ascertaining the feasibility of the SGI acquisition and is presently performing due diligence related to the potential acquisition.

Item 6   Exhibits and Reports on Form 8-K

         (a.) Exhibits - None

         (b.) Reports on Form 8-K - None

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Petroleum Corporation

Date:   5/14/96                          By:/s/ Michael F. Thomas
                                            -------------------------------
                                                Michael F. Thomas
                                                President & CEO

Date:   5/14/96                          By:/s/ L. Douglas Keene, Jr.
                                            -------------------------------
                                                L. Douglas Keene, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer