Form 10QSB
period 1996-06-30
UNITED PETROLEUM CORP
filed 1996-08-14
CIK 82925

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORUM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1996

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period ended:

Commission File Number: 0-25006

Name of Small Business Issuer in Charter: UNITED PETROLEUM CORPORATION

State or Other Jurisdiction of Incorporation or Organization:  DELAWARE

I.R.S. Employer I.D. Number: 13-3103494

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

(l) Yes (X) No (  )           (2) Yes (X) No (  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the numbers of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Common Voting Stock: 4,660,156          Date: July 25, 1996

Transitional Small Business Disclosure Format
(Check One):  Yes (  )  No (X)

                 UNTIED PETROLEUM CORPORATION AND SUBSIDIARIES

                                     INDEX

Part 1.   Financial Information

Item 1.   Condensed Financial Statements ( Unaudited )

          Condensed consolidated balance sheets - June 30, 1996 and December 31, 1995

          Condensed consolidated statements of operations - Three months ended June 30, 1996 and 1995; six months ended June 30, 1996 and 1995

          Condensed consolidated statement of stockholders' equity

          Condensed consolidated statements of cash flows - Six months ended June 30, 1996 and 1995

          Notes to condensed consolidated financial statements - June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

          Signatures

                                                                         2 of 18

PART 1.  -  Financial Information Item 1. Financial Statements

                 United Petroleum Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     At June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                                       June 30, 1996  Dec.31, 1995
Current Assets
 Cash                                                   $3,208,847       $37,941
 Accounts and Notes Receivable                            $212,558      $150,532
 Inventories                                              $552,578      $572,808
 Other Current Assets                                     $205,933      $452,937
                                                       -----------   -----------
                                                        $4,179,916    $1,214,218
Property and Equipment
 Gas and Oil properties                                 $3,550,906    $3,050,680
 Premises and Equipment ( Net )                        $11,876,323   $11,026,031
Other Assets                                            $2,678,403      $251,314
                                                       -----------   -----------
Total Assets                                           $22,285,548   $15,542,243
                                                       ===========   ===========
Liabilities and Stockholders' Equity
Current Liabilities
 Accounts Payable                                         $441,430      $602,137
 Accrued Expenses                                         $399,658      $337,503
 Accrued Federal and State Income Tax                           $0        $5,160
 Bank Line Of Credit                                            $0      $250,000
 Current Maturities-Long Term Debt                        $332,525      $514,968
                                                       -----------   -----------
                                                        $1,173,613    $1,709,768
Long Term Liabilities
 Long Term Debt-Less Current Maturitities               $9,398,081    $8,359,890
 Debentures                                             $6,431,250            $0
 Unearned Revenue                                         $200,000      $200,000
 Deferred Income Taxes                                    $568,000      $595,000
                                                       -----------   -----------
                                                       $17,770,944   $10,864,658
Stockholders' Equity
 Common Stock, $.01 Par Value                              $46,551       $46,028
 (50,000,000 shares authorized,
 4,655,156 and 4,602,840 issued)
 Additional Paid-ln Capital                             $4,443,575    $4,321,748
 Retained Earnings                                         $24,478      $309,809
                                                       -----------   -----------
Total Stockholders' Equity                              $4,514,604    $4,677,585
                                                       -----------   -----------
Total Stockholders' Equity & Liabilities               $22,285,548   $15,542,243
                                                       ===========   ===========


The accompanying notes are an integral part of these financial statements.

                 United Petroleum Corporation and Subsidiaries
                Condensed Consolidated Statements of Operations
            For The Three Month Periods Ended June 30, 1996 and 1995
                                  (Unaudited)

                                       June 30,1996     June 30,1995
Revenues                                 $3,253,888     $3,148,714
Cost of Sales                            $2,209,676     $2,183,678
                                         ----------     ----------
Gross Profit                             $1,044,212       $965,036
Operating Expenses:
 Salaries and Wages                        $295,529       $275,817
 Payroll Taxes                              $75,056        $70,350
 Other General and Administrative          $623,646       $400,549
 Depreciation and Amortization             $201,452       $118,697
                                         ----------     ----------
                                         $1,195,683       $865,413
                                         ----------     ----------
Operating Income(Loss)                    ($151,471)       $99,623
Interest Expense                           $198,298       $178,221
Other Income ( Expense )                    $30,060       $248,709
                                         ----------     ----------
Net Income(Loss) Before Income Taxes      ($319,709)      $170,111
Provision For Income Taxes                  $32,493       ($60,166)
                                         ----------     ----------
 Net Income(Loss) After Taxes             ($287,216)      $109,945
                                         ==========     ==========
 Primary Earnings(Loss) Per Share            ($0.06)         $0.03
                                         ==========     ==========
 Weighted Average Shares Outstanding      4,623,313      3,902,267
                                         ==========     ==========
 Fully Diluted Earnings Per Share            ($0.06)         $0.02
                                         ==========     ==========
 Fully Diluted Weighted Average Shares
  Outstanding                             4,623,313      4,518,264
                                         ==========     ==========

The accompanying notes are an integral part of these financial statements.

                 United Petroleum Corporation and Subsidiaries
                Condensed Consolidated Statements of Operations
            For The Six Month Periods Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  June 30, 1996  June 30, 1995
Revenues                                            $6,598,717     $6,455,059
Cost of Sales                                       $4,426,945     $4,375,096
                                                    ----------     ----------
Gross Profit                                        $2,171,772     $2,079,963
Operating Expenses
Salaries & Wages                                      $549,002       $564,388
Payroll Taxes                                         $164,658       $151,488
Other General and Administrative                    $1,193,607       $848,514
Depreciation and Amortization                         $320,588       $236,578
                                                    ----------     ----------
                                                    $2,227,855     $1,800,968
                                                    ----------     ----------
Operating Income(Loss)                                ($56,083)      $278,995
Interest Expense                                      $305,305       $329,107
Other Income ( Expense )                               $43,897       $260,113
                                                    ----------     ----------
Net Income(Loss) Before Income Taxes                 ($317,491)      $210,001
Income Tax (Expense)Benefit                            $32,160       ($66,150)
                                                    ----------     ----------
Net Income(Loss)                                     ($285,331)      $143,851
                                                    ==========     ==========
Primary Earnings(Loss) Per Share                        ($0.06)         $0.04
                                                    ==========     ==========
Weighted Average Shares Outstanding                  4,623,313      3,902,267
                                                    ==========     ==========
Fully Diluted Earnings(Loss) Per Share                  ($0.06)         $0.04
                                                    ==========     ==========
Fully Diluted Weighted Average Shares
 Outstanding                                         4,623,313      4,518,264
                                                    ==========     ==========

The accompanying notes are an integral part of these financial statements

                 United Petroleum Corporation and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                  For The Six Month Period Ended June 30, 1996

                                           Common Stock
                                                                Additional
                                      Shares          Amount     Paid-In         Retained       Total
                                                                 Capital         Earnings
Balance, December 31, 1995           4,602,840       $46,028    $5,681,124       $309,809     $6,036,961
Adjustment to reflect receivable
 from shareholder                                              ($1,359,376)                  ($1,359,376)
                                     ---------       -------   -----------      ---------    -----------
December 31, 1995 restated to
 reflect shareholder receivable      4,602,840       $46,028    $4,321,748       $309,809     $4,677,585
  Shares issued for services            18,500          $185       $51,330                       $51,515
  Shares issued in cancellation of
   warrants                              2,334           $23          ($23)                           $0
  Shares issued to acquire oil
   & gas properties                     31,482          $315       $70,520                       $70,835
  Net Income (Loss)                                                             ($285,331)     ($285,331)
                                     ---------       -------   -----------      ---------    -----------
Balance, June 30, 1996               4,655,156       $46,551    $4,443,575        $24,478     $4,514,604
                                     =========       =======   ===========      =========    ===========

                 United Petroleum Corporation and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
             For The Six Month Periods Ended June 30, 1996 and 1995

                                                   June 30, 1996   June 30, 1995
Operating Activities
  Net Income(Loss)                                   ($285,331)      $143,851
  Adjustments to reconcile net income(loss) to
   net cash provided by operating activities:
    Depreciation and Amortization                     $320,588       $236,578
    Shares Issued For Services                         $51,515
  Changes in operating assets and liabilities:
    Decrease ( increase ) in-
    Accounts notes receivable                         ($62,026)     ($359,980)
    Inventories                                        $20,230      ($110,180)
    Other Current Assets                              $247,004       ($64,101)
  Proceeds from unearned purchase discounts                           $40,000
   Increase ( decrease ) in -
    Accounts Payable and Accrued Liabilities         ($130,712)      $206,844
                                                   -----------    -----------
Net Cash Provided By Operating Activities             $161,268        $93,012

Investing Activities
  Property and Equipment Additions                 ($1,170,880)   ($1,493,855)
  Acquisition of gas end oil properties              ($429,391)      ($55,665)
  Decrease (Increase) in other assets                ($818,756)     ($402,004)
                                                   -----------    -----------
Net Cash Provided By Investing Activities          ($2,419,027)   ($1,951,524)

Financing Activities
  Principal payments on debt                         ($512,413)     ($546,917)
  Proceeds from short term borrowings                       $0       $135,000
  Payments on short term borrowings                  ($250,000)       ($7,237)
  Net proceeds from bank financing                  $1,368,161     $1,366,321
  Net proceeds from issuance of debentures          $4,822,917             $0
  Proceeds from issuance of common stock                    $0       $759,769
                                                   -----------    -----------
Net Cash Provided By Financing Activities           $5,428,665     $1,706,936
                                                   -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents    $3,170,906      ($151,576)
Cash and Cash Equivalents, Beginning of Period         $37,941       $189,350
                                                   -----------    -----------
Cash and Cash Equivalents, End of Period            $3,208,847        $37,774
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                 United Petroleum Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1995 financial statements in order for them to conform with classifications used in 1996. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 1995.

Principles of Consolidation - The consolidated financial statements include the accounts of United Petroleum Corporation (the "Company") and its wholly owned subsidiaries, Calibur Systems, Inc. and Jackson-United Petroleum Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Activities - The Company's business activities are conducted through its subsidiaries and are contained within two primary industry segments. Calibur Systems, Inc. operates convenience stores, express lube centers, and car washes providing a variety of car wash and detail services, gasoline, automotive, food and beverage and related products throughout middle and eastern Tennessee and northern Georgia. Jackson-United Petroleum Corporation is a newly formed corporation for the purpose of developing gas and oil properties and marketing of gas and oil production. Currently all of the Company's gas and oil properties are located within the United States in central and eastern Kentucky and are under development. No operating revenues have been derived from oil and gas production as of June 30, 1996.

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

                 United Petroleum Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                                  (Unaudited)

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

Retail Operations - Property and equipment of the retail operations is stated at cost. Routine repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and resulting gain or loss is reflected in operations of the period. The Company generally depreciates property and equipment on a straight-line basis over the useful lives of the related assets estimated to be 15 to 20 years for buildings and improvements, 6 to 10 years for equipment, and 3 to 4 years for vehicles.

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

Non-Cash Equity Transactions - Goods and services acquired through the issuance of the Company's common stock are valued at the fair market value of the stock on the date of

                 United Petroleum Corporation and Subsidiaries
         Notes to Condensed Consolidated Financial Statements Continued
                                  (Unaudited)

acquisition. When restricted shares are issued, the value of the shares given in exchange is discounted approximately 50% from the fair market value of freely traded common stock. It is the intent of management to reduce the discount related to the issuance of restricted shares if and when the market for the Company's common stock becomes less volatile and the average daily trading volume increases significantly.

                              Equity Transactions

     During the second quarter of 1996 the Company successfully completed a private placement of convertible debentures which have a maturity of approximately two years and an interest rate of 7%. The aggregate face value of the debentures was approximately $6,431,250 with proceeds to the Company of approximately $4,822,917 before expenses of approximately $611,000. The debentures ore convertible into common stock of the Company. The conversion price is equal to 100% of the average market price per share as reported by Nasdaq for the five business days preceding the conversion date subject to a $4.00 per share ceiling price.

     Subsequent to the end of the quarter the Company successfully completed an additional private placement of convertible debentures which have a maturity of approximately two years and an interest rate of 7%. The aggregate face value of the additional debentures was approximately $7,766,666 with proceeds to the Company of approximately $5,825,000 before expenses of approximately $737,835. The debentures are convertible into common stock of the Company. The conversion price is equal to 100% of the average market price per share as reported by Nasdaq for the five business days preceding the conversion date subject to a ceiling price of $4.00 per share on debentures with a face value of approximately $666,666 and a ceiling price of $5.00 per share on debentures with a face value of approximately $7,100,000

     The Company intends to use the majority of the proceeds of the debentures to finance drilling operations in eastern Kentucky, to acquire additional oil & gas properties and to continue expanding the retail subsidiary of the Company.

Item 2. - Management's Discussion and Analysis of Operations

     The Company realized net loss of ($287,216) For the three month period ended June 30, 1996, compared to net income of $109,945 for the same period last year.

     A summary of comparative results between the second quarter of 1996 and the second quarter of 1995 is as follows:

Revenues were reached as follows:
                                                Quarter Ended     Quarter Ended
                                                June 30, 1996     June 30, 1995

Gasoline                                        $ 1,158,391        $1,286,525
Car Wash                                          1,457,380         1,338,928
Oil & Lube                                          295,434           175,839
Grocery                                             173,354           176,644
Other Sales                                         169,329           170,778
                                                -----------       -----------
Total Revenue For Quarter                       $ 3,253,888       $ 3,148,714
                                                ===========       ===========

     The Company experienced an increased gross profit margin on gasoline sales from 6.7% in the second quarter of 1995 to 14.1% in the second quarter Of
1996. Volume decreased from 1,205,290 gallons in the second quarter of 1995 to 1,181,177 gallons in the second quarter of 1996 for a decrease of 2.0%. The increased gross profit margin can mainly be attributed to favorable wholesale gasoline prices.

     Car wash revenue was $118,452 higher for the quarter as compared to the same quarter last year. Of this amount $32,088 is attributed to the new location in Sevierville, Tennessee. Same store increases of $86,364 accounted for the balance of the increase. Even though car wash revenue was higher than the same period last year management had anticipated the increase to be in the area of $100,000. It is the belief of management that excessive rainfall in the months of April and June prevented the desired level of revenue from being achieved.

     Oil and lube revenue was $119,595 higher for the quarter as compared to the same quarter last year which represents an increase of 68%. Of this amount $78,191 is attributed to the following new locations: (1.) Sevierville, Tennessee, (2.) Atlanta, Georgia and (3.) Cleveland, Tennessee. Same store increases of $41,404 accounted for the balance of the increase. This trend is expected to continue as lube centers require approximately two to three years to reach their potential. As of the end of the second quarter of this year the Company has six oil and lube centers in operation as compared to three oil and lube centers open at the end of second quarter in 1995. Revenues from the three above referenced locations are expected to grow substantially over the next few years.

     Operating and interest expenses were $1,393,981 for the second quarter of 1996 as compared to $1,043,634 for the same period last year. This increase is mainly attributed to increases in legal and professional fees and increased shareholder relations expenses. Interest and depreciation expenses were higher for the quarter as compared to last year as a result of the continued growth in retail locations owned by the Company. Additionally, approximately $88,078 in interest expense was capitalized associated with the carried cost of non-producing oil and gas properties presently in the development stage. Also included in the expenses are approximately $87,750 in interest associated with the convertible debentures, $90,000 associated with the exercise of options related to M.A.G. & Associates in 1995 which is being written off over the life of the contract and $21,521 of the discount associated with the convertible debentures issued by the Company in June of this year.

     Earnings for the second quarter did not meet the expectations of management. The primary factors associated with the decreased income were: (1.) increases in non-operating expenses as mentioned above, (2.) lower than expected gasoline volume and (3.) lower than expected car wash revenue in the months of April and June. These items combined with the increased costs associated with such costs as legal, professional and shareholder relations were the major factors which resulted in the loss sustained by the Company in the second quarter.

     As of the date of this report, there has been no production of oil and gas, and no revenue has been generated from the Company's subsidiary, Jackson-United Petroleum Corporation. The oil and gas business segment had a net loss ($18,910) for the quarter ended June 30, 1996.

     During the Company's three most recent years, it has drilled four (4) exploratory wells on the Company's central Kentucky leases, all during 1993 and 1994. Natural gas has been discovered on three (3) of these wells. No gas was discovered in the fourth well, and the three wells exhibiting the presence of natural gas are presently shut-in.

     During the second quarter of 1996 the Company drilled one (1) exploratory well in Pike County, Kentucky under a farmout agreement with Penn Virginia Oil & Gas Corporation. Results from an independent petroleum engineer retained by the Company to test the well indicate that the well contains approximately 1.3 BCF (billion cubic feet) of natural gas. The well is presently being connected to a pipeline. The pipeline is approximately 60% completed as of the date of this report and is expected to be completed in late August of 1996. Gas sales are expected to begin soon after the pipeline is completed. A gas sales agreement is in place which will allow the Company to sell the gas from the well. Preliminary flow tests performed on the well indicate a payback of twelve (12) months or less is possible. Management is extremely pleased with the results of this well and feels this is an important step toward obtaining profitable operating results from the oil and gas subsidiary.

     Financial Condition - The working capital deficit of approximately $680,000 as of March 31, 1996 has been reversed. Working capital as of June 30, 1996 is approximately $3,006,303. Management is quite pleased with this increase in working capital which resulted from the issuance of $6,431,250 of convertible debentures during the second quarter of 1996. The debentures were issued at a twenty-five percent (25%) discount to face value and bear an interest rate of seven percent (7%). The debentures have a maturity of approximately two years.

     Although the working capital position of the Company has greatly improved, the debt to equity ratio has increased. Management is aware that the present ratio of 3.94 to 1 is greater than the desired ratio of 2.5 to 1 or less, however, if and when the debentures are converted into common stock the ratio should improve significantly and quickly.

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

     (3.) To be able to develop the Company's oil and natural gas properties and perform under the farmout agreement with Penn Virginia Oil and Gas. Without sufficient capital the Company will not be able to convert the oil and natural gas properties to a revenue generating asset. The recent issuance of convertible debentures by the Company should provide the necessary financing to allow the Company to complete a portion of the intended development of the gas and oil properties. No assurance can be given that the Company will be able to raise sufficient capital to continue the development of the oil and gas properties such that they become a profitable asset of the Company.

     (4.) To increase overall balance sheet liquidity of the Company. Without the necessary liquidity to be able to act quickly the Company is deprived of the opportunity to make acquisitions that could be beneficial.

     Expansion and Capital Improvements -

     As of June 30, 1996 the Company is committed to certain expansion projects in the retail subsidiary and they are as follows:

     (1.) The Company has a new Pennzoil Ten Minute Lube Center in Oak Ridge, Tennessee which was built as an extension to the Company's existing car wash facility at that location. The new lube center was scheduled to open in the second quarter of 1996, however, due to construction delays this was not possible. Subsequent to the end of the quarter the lube center was opened in August of 1996. No further financing is required. A construction and permanent loan was obtained prior to beginning construction from a bank in an amount sufficient to cover the estimated costs of the project.

     (2.) The Company presently has a new free standing food court at an existing location in Cookeville, Tennessee. The food court opened during the second quarter of 1996. Management is pleased with the sales being achieved at the new food court which are approximately $30,000 per month. No further financing is required. A construction and permanent loan was obtained prior to beginning construction from a bank in an amount sufficient to cover the estimated costs of the project.

     (3.) The Company intends to build a new Pennzoil Ten Minute Lube Center at 8016 Kingston Pike in Knoxville, Tennessee. A loan to cover approximately seventy-five percent of the estimated costs of the project has recently been completed. The remainder of the funds necessary for this project will be paid in cash. The building permit has recently been issued and construction is expected to begin in August of 1996.

     (4.) The Company intends to build a new Pennzoil Ten Minute Lube Center in both Newport, Tennessee and Morristown, Tennessee. No further financing is required. A loan to cover the majority of the costs associated with the construction of these two new lube centers was closed in May 1996. Construction was scheduled to begin in June of 1996, however, due to delays in other projects the anticipated start date has been moved to the third quarter of this year.

     (5.) The Company desires to open three new Exxon branded gasoline locations in 1996. The land for these three projects has already been purchased by the Company. It is the intent of the Company at this time to convey these properties to Michael F. Thomas, the Company's chief executive officer, or a third party and execute a lease with the third party such that the Company will operate the locations but will not own the locations. The locations are as follows: (1) Ashville Highway in Knoxville, Tennessee, (2) Cumberland Avenue in Knoxville, Tennessee and (3) Lee Highway in Chattanooga, Tennessee. Financing for the Cumberland Avenue property was completed subsequent to the end of the second quarter and construction has begun. No financing has been arranged for the other two Exxon branded locations and no assurance can be given that suitable financing will be available to the Company for these two projects.

     As of June 30, 1996 the Company desires to expand drilling operations in their energy subsidiary. The below outlined plans are not commitments of the Company, however, Company management is of the opinion that these expenditures are required to enable the energy subsidiary to contribute to the profitability of the Company. A summary of the immediate plans are as follows:

     (1.) The Company is presently in the process of preparing to drill two (2) exploratory wells in Martin County, Kentucky on properties which are presently under lease by the Company. Title work and right-of-ways are now being completed. It is the desire of the Company to begin drilling operations by September of 1996. Financing is in place for each well in the form of cash. No assurance can be given that the wells will exhibit the presence of natural gas.

     (2.) The Company is presently in the process of preparing to drill two (2) exploratory wells in Pike County, Kentucky on properties obtained via a farmout agreement with Penn Virginia Oil & Gas Corporation. Title work and right-of-ways are now being completed. It is the desire of the Company to begin drilling operations by September of 1996. Financing is in place in the form of cash. A gas sales contract has been completed which will allow the Company to sell the gas upon the successful completion of the wells. No assurance can be given that the wells will exhibit the presence of natural gas.

     (3.) It is the desire of the Company to drill up to ten (10) wells in eastern Kentucky during 1996. This figure includes the above mentioned four (4) wells. No assurance can be given that the Company will be able lo locate the required number of drilling sites to drill the additional six (6) exploratory wells. Financing is in place for the additional six (6) wells in the form of cash.

     The Company has recently reviewed several potential acquisitions for its retail subsidiary and several potential acquisitions for the oil and gas subsidiary. As of the date of this report none of these potential acquisitions have become commitments of the Company. In the event the Company should desire to make such an acquisition or acquisitions substantial capital will be required. No assurance can be given that the Company will be able to acquire the necessary capital to make such acquisitions.

     On May 2, 1996 the Company entered into a letter of intent with the Silicon Group, Inc. (hereinafter "SGI") headquartered in Coral Springs, Florida to acquire eighty percent (80%) of the outstanding shares of SGI. As of the date of this report no formal agreement has been completed, however, negotiations are in process.

     On June 24, 1996 the Company entered into a letter of intent with QPQ Corporation, headquartered in Miami, Florida, to acquire the exclusive rights to Domino's Pizza locations in Poland. Subsequent investigation and examination of this acquisition has resulted in a decision by the Board of Directors not to pursue the matter further. The letter of intent was withdrawn.

     During the quarter the Company issued 31,482 common shares as payment for oil and gas properties. All of the shares were issued at market value as of the date of issuance. Said shares were issued at a price of $2.25 per share. The aggregate issuance price associated with the issued shares was $70,835.

     During the quarter the Company issued options to purchase 1,125,000 shares of common stock at $2.25 per share to a consultant of the Company. The options were issued at the fair market value of the Company's common stock as of the date of the grant. To date none of these options have been exercised.

     In June 1996, the Company issued 7% convertible debentures in a private placement of securities to certain sophisticated investors with a face value of approximately $6,431,250 resulting in net cash to the Company of approximately $4,822,917 before expenses of approximately $611,000.

Part II - Other Information

Item 1          Legal Proceedings
                     None, not applicable

Item 2          Changes In Securities
                     None, not applicable

Item 3         Defaults Upon Senior Securities
                     None, not applicable

Item 4         Submission of  Matters to a Vote of Security Holder
                     None, not applicable

Item 5         Other Information

     Subsequent to the end of the quarter the Company issued additional 7% convertible debentures with an aggregate face value of $7,766,666 resulting in additional cash being received by the Company in the amount of $5,825,000 before expenses of approximately $737,835. As of the date of this report and subsequent to the end of the second quarter approximately $225,000 in face value of debentures have been converted into common stock at a price of: $3.275.

     On July 11, 1996 the Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's common stock.

Item 6         Exhibits and Reports on Form 8-K

               (a.) Exhibits -- None

               (b.) Reports on Form 8-K -- One

                    Change of auditors to Coopers & Lybrand Convertible debenture issuance

Signatures

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       United Petroleum Corporation

Date: 8/12/96                          By: /s/ Michael F. Thomas
                                           Michael  F. Thomas
                                           President & CEO


Date: 8/12/96                          By: /s/ L. Douglas Keene, Jr.
                                           L. Douglas Keene, Jr.
                                           Executive Vice President &
                                           Chief Financial Officer