Form 10QSB
period 1996-09-30
UNITED PETROLEUM CORP
filed 1996-11-15
CIK 82925

                     U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 1996

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period ended:


Commission File Number:    0-25006

Name of Small Business Issuer in Charter:  UNITED PETROLEUM CORPORATION

State or Other Jurisdiction of Incorporation or Organization:  DELAWARE

IRS Employer I.D. Number:  13-3103494

Address of Principal Executive Offices:    4867 N. Broadway
                                           Knoxville, Tennessee 37918
Issuer's Telephone Number:                 (615) 688-0582

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Sections 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes (X)   No ( )               (2)  Yes (X)   No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the numbers of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Common Voting Stock:    6,854,497        Date:   November 5, 1996

Transitional Small Business Disclosure Format (Check one).  Yes ( ) No (X)

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited)

         Condensed consolidated balance sheets - Sept. 30, 1996 and December 31, 1995

         Condensed consolidated statements of operations - Three months ended Sept. 30, 1996 and 1995; nine months ended Sept. 30, 1996 and 1995

         Condensed consolidated statement of stockholders' equity

         Condensed consolidated statements of cash flows - Nine months ended Sept. 30, 1996 and 1995

         Notes to condensed consolidated financial statements - Sept. 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

         Signatures
                                                                   Page  2 of 21

PART I. - Financial Information                     Item 1. Financial Statements

                  United Petroleum Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                   At September 30, 1996 and December 31, 1995
                                   (Unaudited)

                                             Sept 30, 1996     Dec. 31, 1995
Current Assets
  Cash                                          $2,727,100           $37,941
  Accounts and Notes Receivable                 $9,252,393          $150,532
  Inventories                                     $668,898          $572,808
  Other Current Assets                            $225,415          $452,937
                                            --------------------------------
                                               $12,873,806        $1,214,218
Property and Equipment
  Gas and Oil properties                        $4,631,837        $3,050,680
  Premises and Equipment (Net)                 $12,993,593       $11,026,031
Other Assets                                    $6,364,665          $251,314
                                            --------------------------------
Total Assets                                   $36,863,901       $15,542,243
                                            ============== =================
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable                                $255,358          $602,137
  Accrued Expenses                                $411,562          $337,503
  Accrued Federal and State Income Tax                  $0            $5,160
  Bank Line Of Credit                              $52,000          $250,000
  Current Maturities-Long Term Debt               $594,569          $514,968
                                            --------------------------------
                                                $1,313,489        $1,709,768
Long Term Liabilities
  Long Term Debt-Less Current Maturities        $9,059,914        $8,359,890
  Debentures                                   $18,401,667                $0
  Unearned Revenue                                $200,000          $200,000
  Deterred Income Taxes                           $568,000          $595,000
                                            --------------------------------
                                               $29,543,070       $10,864,658

Stockholders' Equity
  Common Stock, $.01 Par Value                     $62,143           $46,028
  (50,000,000 shares authorized,
  6,214,330 and 4,602,840 issued)
  Additional Paid-In Capital                    $8,192,703        $4,321,748
  Retained Earnings                              ($934,015)         $309,809
                                            --------------------------------
Total Stockholders' Equity                      $7,320,831        $4,677,585
                                            --------------------------------
Total Stockholders' Equity & Liabilities       $36,863,901       $15,542,243
                                            ============== =================

   The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
          For The Three Month Periods Ended September 30, 1996 and 1995
                                   (Unaudited)

                                          Sept. 30, 1996      Sept. 30, 1995

Revenues                                      $3,153,075          $3,331,980
Cost of Sales                                 $2,255,190          $2,268,757
                                           ---------------------------------
Gross Profit                                    $897,885          $1,063,223

Operating Expenses:
  Salaries and Wages                            $265,649            $214,683
  Payroll Taxes                                  $75,566             $84,838
  Other General and Administrative              $535,513            $446,984
  Depreciation and Amortization                 $265,592            $131,937
                                           ---------------------------------
                                              $1,142,320            $878,442
                                           ---------------------------------

Operating Income (Loss)                        ($244,435)           $184,781
Interest Expense                                $735,892            $182,712
Other Income (Expense)                           $21,834             $10,442
                                           ---------------------------------
Net Income (Loss) Before Income Taxes          ($958,493)            $12,511

Provision For Income Taxes                            $0             ($3,814)
                                           ---------------------------------
Net Income (Loss) After Taxes                  ($958,493)             $8,697
                                           ============= ===================
Primary Earnings (Loss) Per Share                 ($0.15)              $0.00
                                           ============= ===================
Weighted Average Shares Outstanding            6,214,330           4,133,267
                                           ============= ===================
Fully Diluted Earnings Per Share                  ($0.15)              $0.00
                                           ============= ===================
Fully Diluted Weighted Average Shares
  Outstanding                                  6,214,330           4,749,264
                                           ============= ===================

   The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
          For The Nine Month Periods Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                Sept. 30, 1996   Sept. 30, 1995

Revenues                                            $9,751,792       $9,787,039

Cost of Sales                                       $6,682,135       $6,643,853
                                                  -----------------------------
Gross Profit                                        $3,069,657       $3,143,186

Operating Expenses
  Salaries & Wages                                    $814,651         $779,071
  Payroll Taxes                                       $240,224         $236,326
  Other General and Administrative                  $1,729,120       $1,280,492
  Depreciation and Amortization                       $586,180         $368,515
                                                  -----------------------------
                                                    $3,370,175       $2,664,404
                                                  -----------------------------
Operating Income (Loss)                              ($300,518)        $478,782

Interest Expense                                    $1,041,197         $511,819
Other Income (Expense)                                 $65,731         $270,555
                                                  -----------------------------
Net Income (Loss) Before Income Taxes              ($1,275,984)        $237,518

Income Tax (Expense) Benefit                           $32,160         ($74,818)
                                                  -----------------------------
Net Income (Loss)                                  ($1,243,824)        $162,700
                                                  ============ ================
Primary Earnings (Loss) Per Share                       ($0.20)           $0.04
                                                  ============ ================
Weighted Average Shares Outstanding                  6,214,330        4,133,267
                                                  ============ ================
Fully Diluted Earnings (Loss) Per Share                 ($0.20)           $0.04
                                                  ============ ================
Fully Diluted Weighted Average Shares                6,214,330        4,749,264
  Outstanding                                     ============ ================

   The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
               For The Nine Month Period Ended September 30, 1996

                                            Common Stock
                                                                   Additional
                                         Shares        Amount        Paid-In      Retained
                                                                     Capital      Earnings      Total

Balance, December 31, 1995              4,602,840       $46,028    $5,681,124      $309,809   $6,036,961

Adjustment to reflect receivable
  from shareholder                                                ($1,359,376)               ($1,359,376)
                                       ----------     ---------   ------------   ----------  -----------
December 31, 1995 restated to
reflect shareholder receivable          4,602,840       $46,028    $4,321,748      $309,809   $4,677,585

  Shares issued for services               23,500          $235       $57,843                    $58,078

  Shares issued in cancellation
  of warrants                               2,334           $23          ($23)                        $0

  Shares issued to acquire oil
  & gas properties                         31,482          $315       $70,520                    $70,835

  Shares issued to retire               1,554,175       $15,542    $3,742,615                 $3,758,157
  debentures

  Net Income (Loss)                                                             ($1,243,824) ($1,243,824)
                                       ----------     ---------   ------------   ----------  -----------
Balance, June 30, 1996                  6,214,331       $62,143    $8,192,703     ($934,015)  $7,320,831
                                       ==========     =========   ============   ==========  ===========

                 United Petroleum Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
           For The Nine Month Periods Ended September 30, 1996 & 1995

                                                 Sept. 30, 1996   Sept. 30, 1995
                                                 -------------------------------
Operating Activities
  Net Income (Loss)                                ($1,243,824)        $115,260
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and Amortization                   $586,180         $230,841
      Shares Issued For Services                       $58,078
  Changes in operating assets and liabilities:
    Decrease (increase) in -
      Accounts notes receivable                    ($9,101,861)         $37,479
      Inventories                                     ($96,090)        ($27,946)
      Other Current Assets                            $227,522         ($73,784)
  Proceeds from unearned purchase discounts                 $0               $0
    Increase (decrease) in -
      Accounts Payable and Accrued Liabilities       ($304,880)         ($2,806)
                                                 ------------------------------
Net Cash Provided By Operating Activities          ($9,874,875)        $279,044

Investing Activities
  Property and Equipment Additions                 ($2,553,742)     ($2,371,956)
  Acquisition of gas and oil properties            ($1,510,322)       ($330,293)
  Decrease (Increase) in other assets              ($6,113,351)       ($155,641)
                                                 ------------------------------
Net Cash Provided By Investing Activities         ($10,177,415)     ($2,857,890)

Financing Activities
  Principal payments on debt                         ($588,536)     ($1,456,425)
  Proceeds from short term borrowings                  $52,000               $0
  Payments on short term borrowings                  ($250,000)              $0
  Net proceeds from bank financing                  $1,368,161       $3,715,560
  Net proceeds from issuance of debentures         $18,401,667               $0
  Proceeds from issuance of common stock            $3,758,157         $274,120
                                                 ------------------------------
Net Cash Provided By Financing Activities          $22,741,449       $2,533,255
                                                 ------------------------------
Increase (Decrease) in Cash and Cash Equivalents    $2,689,159         ($45,591)

Cash and Cash Equivalents, Beginning of Period         $37,941         $105,776
                                                 ------------------------------

Cash and Cash Equivalents, End of Period            $2,727,100          $60,185
                                                 ============= =================

   The accompanying notes are an integral part of these financial statements.

                 United Petroleum Corporation and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1995 financial statements in order for them to conform with classifications used in 1996. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form I0-KSB for the year ended December 31, 1995.

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

                               Equity Transactions

    During the third quarter of 1996 the Company successfully completed a private placement of six convertible debentures pursuant to Regulation S of the Securities and Exchange Commission which have a maturity of approximately two years and interest rates of 6% and 7%. The debentures contain a mandatory provision such that the Company can force the conversion of the debentures into equity one year from the date of issuance subject to the fact that the conversion will not force the holder of the debenture to be a beneficial owner of more than five percent (5%) of the common stock of the Company. The aggregate face value of the debentures issued during the quarter was approximately $17,766,667 with proceeds to the Company of approximately $13,232,500 before expenses of approximately $1,852,500 (see footnote below). Debentures with a face value of approximately $7,766,667 carry a 7% interest rate and the remaining debentures with a face value of approximately $10,000,000.00 carry an interest rate of 6%. The debentures are convertible into common stock of the Company. The conversion price is equal to 100% of the average market price per share as reported by Nasdaq for the five business days preceeding the conversion date subject to a ceiling price per share of $4.00 per shares on debentures with a face value of approximately $666,667, $5.00 per share on debentures with a face value of approximately $7,100,000, $8.00 per share on debentures with a face value of approximately $7,500,000 and $11.00 per share on debentures with a face value of approximately $2,500,000.

    During the quarter debentures with a face value of approximately $5,798,000 were converted into equity via the issuance of 1,554,175 shares of common stock in the Company. The conversions prices were from $2.00 to $4.00 per share.

    Subsequent to the end of the quarter the Company successfully completed an additional private placement of three convertible debentures which have a maturity of approximately two years and an interest rate of 6%. The aggregate face value of the additional debentures was approximately $3,300,000 with proceeds to the Company of approximately $2,574,000 before expenses of approximately $412,650. The debentures are convertible into common stock of the Company. The conversion price is equal to 100% of the average market price per share as reported by Nasdaq for the five business days preceding the conversion date subject to a ceiling price of $4.50 per share on debentures with a face value of approximately $1,300,000 and a ceiling price of $4.00 per share on debentures with a face value of approximately $2,000,000.


Footnote: During the prior quarter the Company issued debentures with a face vale of approximately $6,433,000 with proceeds to the Company of approximately

$4,822,917 before expenses of approximately $611,000.

Item 2 - Management's Discussion and Analysis of Operations

     The Company realized a net loss of ($958,493) for the three month period ended September 30, 1996, compared to net income of $8,697 for the same period last year.

     A summary of comparative results between the third quarter of 1996 and the third quarter of 1995 is as follows:

Revenues were realized as follows:

                                       Quarter Ended    Quarter Ended
                                       Sept. 30, 1996   Sept. 30, 1995
                                       --------------   --------------
Retail Subsidiary:
  Gasoline                             $    1,223,282   $    1,306,445
  Car Wash                                  1,225,757          392,071
  Oil & Lube                                  313,854          268,711
  Grocery                                     163,395          192,579
  Other Sales                                 222,881          172,174
Energy Subsidiary:
  Natural Gas                                   3,906                0
  Crude Oil                                         0                0
                                       --------------   --------------
Total Revenue For Quarter              $    3,153,075   $    3,331,980
                                       ==============   ==============

     The Company experienced an increased gross profit margin on gasoline sales from 11.5% in the third quarter of 1995 to 12.4% in the third quarter of 1996. Volume decreased from 1,149,444 gallons in the third quarter of 1995 to 1,024,412 gallons in third quarter of 1996 for a decrease of approximately 10.8%. The increased gross profit margin can mainly be attributed to favorable wholesale gasoline prices.

     Car wash revenue was $166,314 lower for the quarter as compared to the same quarter last year. It is the belief of management that extended periods of rainfall during the quarter created the decrease in same store car wash revenues.

     Oil and lube revenue was $45,143 higher for the quarter as compared to the same quarter last year which represents an increase of approximately 16.8%. Of this amount $48,770 is attributed to the following new locations: (1.) Knoxville, Tennessee at Merchants Road, (2.) Atlanta, Georgia and (3.) Cleveland, Tennessee. Same store sales decreased by $3,627. The decrease in same store sales is attributed to unfavorable weather conditions. This overall trend of increasing sales is expected to continue as lube centers require approximately two to three years to reach their potential. As of the end of the third quarter of this year the Company had eight oil and lube centers in operation as compared to five oil and lube centers open at the end of the third quarter in 1995. Revenues from the three above referenced locations are expected to grow substantially over the next few years.

     Operating and interest expenses were $1,878,212 for the third quarter of 1996 as compared to $1,061,154 for the same period last year. A substantial portion of the increase is attributed to $408,635 in interest associated with debentures and $153,870 in amortized issuance costs related to the debentures being written off over the life of the debentures. The remaining increase is mainly attributed to increases in legal and professional fees as well as increased shareholder relations expenses. Interest and depreciation expenses in the retail subsidiary were also higher for the quarter as compared to last year as a result of the continued growth in retail locations owned by the Company. Additionally, approximately $94,212 in interest expense was capitalized associated with the carried cost of non-producing oil and gas properties presently in the development stage. No interest is capitalized in relation to producing oil and gas properties.

     Management expected a loss for the quarter as a result of the costs associated with the debentures as mentioned above, however, earnings for the third quarter did not meet the expectations of management. Operating income, excluding the effects of the debentures, was approximately ($90,565). The primary factors associated with the decreased operating income were: (1.) lower than expected gasoline volume and (2.) lower than expected car wash revenue during the quarter. All of these factors combined with the increased costs associated with such costs as legal, professional and shareholder relations were the major factors which resulted in the loss sustained by the Company in the second quarter.

     The Company posted its first revenues from the oil and gas subsidiary during this quarter as a result of natural gas sales from the Bogar #1 well in Pike County, Kentucky. The well was placed into production on September 16, 1996 with resulting revenues of $3,906 by September 30, 1996. The oil and gas business segment had a net loss ($37,626) for the quarter ended September 30, 1996.

     During the Company's three most recent years, it has drilled four (4) exploratory wells on the Company's central Kentucky leases, all during 1993 and 1994. Natural gas has been discovered on three (3) of these wells. No gas was discovered in the fourth well, and the three wells exhibiting the presence of natural gas are presently shut-in.

     During the third quarter of 1996 the Company drilled two (2) exploratory wells, known as the TL #1 and the Wilson #1, in Pike County, Kentucky under a farmout agreement with Penn Virginia Oil & Gas Corporation. Natural gas has been discovered in both of these wells and the Company is presently in the process of connecting the wells to a pipeline. Natural gas sales from these two wells are expected to commence in November of 1996. Sales of natural gas from the first well drilled under the farmout agreement began in late September of 1996 from the Bogar #1 well as mentioned above.

     In addition to the wells drilled under the farmout agreement in Pike County, Kentucky the Company drilled one (1) exploratory well, known as the Stepp #1 well, on the Company's lease in

Martin County, Kentucky. Natural gas and oil was discovered on this well. The Company anticipates that sales of natural gas and oil from this well will begin in November of 1996.

     On September 17, 1996 the Company entered into an agreement with Kastle Resources Enterprises, Inc. of Edinboro, Pennsylvania which will allow the Company to participate in the drilling of up to 100 wells in Pennsylvania and an additional 200 wells in Ohio. The following is a summary of the two prospects and the present status of the Company's involvement:

     The Pennsylvania Prospect - Under the terms of the agreement Kastle is to provide twenty-five percent (25%) and the Company will provide the remaining seventy-five percent (75%) of the funds required to drill and complete each well. Ownership of each well drilled under the agreement is twenty-five percent (25%) to Kastle and seventy-five percent (75%) to the Company. The prospect is located on approximately 6,000 acres in Crawford County, Pennsylvania where Kastle presently owns and operates approximately fifty-five (55) producing natural gas wells. Kastle is designated as the operator of the wells to be drilled in the Pennsylvania prospect. As of September 30, 1996 the aggregate investment by the Company in the Pennsylvania venture is approximately $236,250. As of the date of this report and subsequent to the end of the quarter the Company invested an additional $1,286,250 in the Pennsylvania venture for an aggregate of $1,522,500 invested by the Company. The initial plans are to drill twenty (20) wells under the agreement in Pennsylvania by December 31, 1996 at a cost of approximately $175,000 per well. No assurance can be given that the Company will be able to acquire the necessary capital to continue participation in the Pennsylvania drilling venture.

     Drilling commenced on two (2) wells in Pennsylvania prior to the end of the quarter known as the Curtis #1 and Gall #1 wells. The presence of natural gas was discovered on both wells. Subsequent to the end of the quarter both wells were connected to a pipeline and sales of natural gas commenced during October of 1996.

     Subsequent to the end of the quarter drilling operations commenced on eight
(8) additional wells in Pennsylvania. As of the date of this report drilling has been completed on four (4) of these wells and the presence of natural gas was discovered in each well. Each of these four (4) wells has subsequently been connected to a pipeline and sales of natural gas has commenced from each of the four (4) wells. Drilling operations continue on the remaining four (4) wells begun subsequent to the end of the quarter. Results from these four (4) wells was not available as of the date of this report.

     The Ohio Prospect - Under the terms of the agreement Kastle is to provide thirty percent (30%) and the Company is to provide the remaining seventy percent (70%) of the funds required to drill and complete each well. Ownership of each well drilled under the agreement is thirty percent (30%) to Kastle and seventy percent (70%) to the Company. The prospect is located on approximately 40,000 acres in Pickaway County, Ohio. Kastle designated as the operator of the wells to be drilled in the Ohio prospect. The Company had no investment in the Ohio drilling venture as of September 30, 1996. However, as of the date of this report and subsequent to the end of the quarter the Company invested approximately $269,500 in the Ohio drilling venture. The initial plans are to drill twenty (20) wells in Ohio under the agreement by December 31, 1996 at a cost of approximately $175,000 per well including the cost of 30-D seismic. No assurance can be given that the Company will be able to acquire the necessary capital to continue participation in the Ohio drilling venture.

     Subsequent to the end of the quarter three (3) wells were drilled under the agreement on the Ohio prospect. The presence of oil was discovered in the first well drilled. The well, known as the J. Schneider #1, is presently being completed and is expected to begin production in November of 1996. The Company estimates the well will produce approximately sixty (60) to eighty (80) barrels of oil per day during the first year. No oil was discovered in the second or third well drilled under the agreement in Ohio. Drilling has presently been ceased in Ohio such that the Company and Kastle can review the 3-D seismic data to ascertain if there is a problem with the information.

     Financial Condition - The working capital position of the Company as of September 30, 1996 is approximately $11,560,317, however, approximately $9,026,957 of this is represented by a receivable as discussed below. There can be no assurance that the receivable will ultimately be collectable by the Company. The majority of this increase in working capital resulted from the issuance of $17,766,667 face value of convertible debentures during the third quarter of 1996. The debentures were issued at a twenty-five percent (25%) discount to face value and bear an interest rate of between six to seven percent. The discounts in the amount of $4,368,618 appear in the category "other assets" on the enclosed financial statements and is expensed through amortization over the life of the debentures. The debentures have a maturity of approximately two years. In addition, approximately $1,900,000 of the cash on hand is dedicated to existing drilling projects in Pennsylvania.

     The debt to equity ratio of the Company increased during the quarter. Management is aware that the present ratio of 4.04 to 1 is greater than the desired ratio of 2.5 to 1 or less. However, when the debentures are converted into common stock the ratio should improve. The debenture documents contain a mandatory provision such that the Company can force the conversion of the debentures into equity one year from the date of issuance subject to the fact that the conversion will not force the holder of the debenture to be a beneficial owner of more than five percent (5%) of the common stock of the Company.

     On or about June 27, 1996, the Company engaged TAJ Global Equities ("TAJ") to act as the Company's underwriter for a $20,000,000 offering of the Company's common stock which was to take place during the third quarter of 1996.

     During the third quarter 1,554,175 shares were issued to six of the purchasers of the debentures issued by the Company who exercised their conversion rights. The debentures were converted at share prices ranging from $2.40 to $4.00 per share. Each of the debenture subscription agreements required that the purchasers refrain from short sales of securities acquired upon conversion, prior to conversion. Despite this requirement, many debenture holders sold short substantial quantities of the Company's shares prior to conversion of their debentures resulting in a sharp drop in the price of the Company's shares. On July 11, 1996, the Board of Directors of the Company authorized the purchase in the open market of up to one million (1,000,000) shares of the Company's common stock. This action was taken in view of the fact that the unauthorized short selling by debenture holders had caused the price of the Company's shares to drop from approximately $5.50 per share to approximately $2.00 per share.

     During late July and early August the Company wired funds to TAJ in the amount of $850,000 for use in the repurchase of the Company's shares. To the Company's knowledge no shares were purchased with these funds for the account of the Company. Short selling by the debenture holders who planned to convert their shares continued throughout August and September, 1996 and TAJ as a market maker, purchased shares in its trading account at an increasing rate - approximately 1,259,843 shares in August and approximately 1,940,187 shares in September. TAJ did not consult with the Company when making these purchases and did not advise the Company of these purchases until afterward. Some of the shares were resold by TAJ to its customers and some were transferred to an account at TAJ in the name of Strategic Holdings. Strategic Holdings, a consulting firm which had been retained by the Company, has advised the Company that it never authorized those purchases but that they had been accomplished by TAJ by the use of a power of attorney which Strategic had given to TAJ. In any event, neither TAJ nor Strategic were able to pay for most of the securities purchased and they requested that the Company lend them sufficient funds to cover the cost of the purchases promising to return those funds upon resale of the shares. The Company received numerous frantic telephone calls from TAJ and National Financial Service Corporation, TAJ's clearing broker, requesting it to advance the funds necessary to pay for the shares which had been purchased by TAJ and sold to Strategic. In response to those calls the Company agreed to lend to Strategic the $850,000 previously forwarded to TAJ and it advanced additional sums during the quarter totaling $8,176,957. Subsequent to the end of the quarter additional funds were wired in the amount of $1,749,704. There are presently 2,154,307 shares of the Company's common stock in the account of

Strategic and Strategic has executed a note in the amount of $10,776,660.90 and a loan agreement with the Company. It is the opinion of counsel to the Company that, in view of the large percentage of shares owned by Strategic, it is an affiliate, and the shares presently held by Strategic cannot be sold, except in accordance with the limitations imposed by Rule 144 of the Rules and regulations of the Securities and Exchange Commission. The Company has notified Strategic and the

Company's transfer agent of this opinion. It is the intention of the Company to prepare a registration statement, Form S-3, covering the shares being held by Strategic. Upon the sale of those shares, the Company anticipates that its loan to Strategic will be repaid. However, no assurance can be given as to when or if this might occur.

     During the balance of 1996 and in 1997, the Company will continue to seek additional sources of capital for the following reasons:

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

     (3.) To be able to develop the Company's oil and natural gas properties and to continue drilling operations. Without sufficient capital the Company will not be able to convert the oil and natural gas subsidiary into an income generating asset of the Company. No assurance can be given that the Company will be able to raise sufficient capital to continue the development of the oil and gas subsidiary.

     (4.) To increase overall balance sheet liquidity of the Company. Without the necessary liquidity to be able to act quickly the Company is deprived of the opportunity to make acquisitions that could be beneficial.

     Expansion and Capital Improvements -


     As of September 30, 1996 the Company is committed to certain expansion projects in the retail subsidiary and they are as follows:

     (1.) The Company has a new Pennzoil Ten Minute Lube Center in Oak Ridge, Tennessee which was built as an extension to the Company's existing car wash facility at that location. The new lube center opened in August of 1996. No further financing is required. A construction and permanent loan was obtained prior to beginning construction from a bank in an amount sufficient to cover the estimated costs of the project.

     (2.) The Company is presently building a new Pennzoil Ten Minute Lube Center in Newport, Tennessee. No further financing is required. A loan to cover the majority of the costs associated with this new location was obtained prior to commencement of construction. The facility is expected to open in November of 1996.

     (3.) The Company is presently building a Pennzoil Ten Minute Lube Center in Morristown, Tennessee. No further financing is required. A loan to cover the majority of the costs associated with this new location was obtained prior to commencement of construction. The facility is expected to open in December of 1996.

     (4.) The Company intends to build a new Pennzoil Ten Minute Lube Center at 8016 Kingston Pike in Knoxville, Tennessee. A loan to cover approximately seventy-five percent of the estimated costs of the project has recently been completed. The remainder of the funds necessary for this project will be paid in cash. Construction is expected to begin in the fourth quarter of 1996.

     (5.) The Company desires to open three new Exxon branded gasoline locations in 1996. The land for these three projects has already been purchased by the Company. It is the intent of the Company at this time to convey one of these properties to Michael F. Thomas, the Company's chief executive officer, or a third party and execute a lease with the third party such that the Company will operate the locations but will not own the locations. The locations are as follows: (1) Ashville Highway in Knoxville, Tennessee, (2) Cumberland Avenue in Knoxville, Tennessee and (3) Lee Highway in Chattanooga, Tennessee. Financing for the Cumberland Avenue property was completed subsequent to the end of the quarter and the property conveyed to Michael F. Thomas. Construction has begun and the location is expected to open in December of 1996. Financing has been arranged for the Company to own and operate the Ashville Highway location in Knoxville, Tennessee. The loan is scheduled to close in the fourth quarter of 1996. No financing has been arranged for the other Exxon branded location in Chattanooga, Tennessee and no assurance can be given that suitable financing will be available to the Company for this two project.

     As of September 30, 1996 the Company desires to expand drilling operations in their energy subsidiary. The below outlined plans are not commitments of the

Company, however, Company management is of the opinion that these expenditures are required to enable the energy subsidiary to contribute to the profitability of the Company. A summary of the immediate plans are as follows:

     (1.) The Company desires to participate in the drilling of one-hundred
(100) wells in Pennsylvania via the agreement signed with Kastle Resources Enterprises, Inc. To date sufficient funds have been dedicated to drill fifteen
(15) wells of which ten (10) wells have already either been drilled or are in the process of being drilled. No assurance call be given that the Company will be able to acquire the necessary capital to participate in drilling additional wells in Pennsylvania beyond the number of wells for which capital has already be dedicated.

     (2.) The Company desires to participate in the drilling of two-hundred
(200) wells in Ohio via the agreement signed with Kastle Resources Enterprises, Inc. To date sufficient funds have been dedicated to drill three (3) wells which have all been drilled as of the date of this report. No assurance can be given that the Company will be able to acquire the necessary capital to drill additional wells in Ohio.

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

     On May 2, 1996 the Company entered into a letter of intent with the Silicon Group, Inc. (hereinafter "SGI") headquartered in Coral Springs, Florida to acquire eighty percent (80%) of the outstanding shares of SGI. As of the date of this report no formal agreement has been completed.

     During the quarter the Company issued 5,000 restricted common shares as payment for services. All of the shares were issued at 50% of market value as of the date of issuance. Said shares were issued at a price of $1.3125 per share. The aggregate issuance price associated with the issued shares was $6,563.

     In August the Company issued options to purchase 100,000 shares of the Company's common stock at $4.0625 per share to Donald D. Patton. The options were issued at the fair market value of the Company's common stock as of the date of the grant. These options were issued as an additional incentive to induce Mr. Patton to enter into a five year employment agreement with the Company. To date none of these options have been exercised. Mr. Patton was hired by the Company from Ashland Exploration, Inc. of Houston Texas to serve as an Executive Vice President of the Company with duties including the acquisition and development of oil and gas properties for the Company's oil and gas subsidiary.

     In September the Company issued options to purchase 500,000 shares of the Company's common stock at $3.25 per share to Michael F. Thomas. These options were issued at the fair market value of the Company's common stock as of the date of the grant. Also in September the Company issued Mr. Thomas additional options to purchase 157,800 shares of the Company's common stock at $3.25 per share. These additional options were issued as an incentive to induce Mr. Thomas to enter into a five year employment agreement with the Company and in lieu of fees for his past guaranty of Company obligations and debts. To date none of these options have been exercised. Mr. Thomas is the President and Chairman of the Company.

     In September the Company issued options to purchase 250,000 shares of common stock at $5.1875 per share to L. Douglas Keene, Jr. The options were issued at the fair market value of the Company's stock as of the date of the grant. These options were issued as an additional incentive to induce Mr. Keene to enter into a five year employment with the Company. To date none of these options have been exercised. Mr. Keene is the Executive Vice President & Chief Financial Officer of the Company.

Part II - Other Information

Item 1   Legal Proceedings

           None, not applicable

Item 2   Changes In Securities

           None, not applicable

Item 3   Defaults Upon Senior Securities

           None, not applicable

Item 4   Submission of Matters to a Vote of Security Holder

           None, not applicable

Item 5   Other Information

     Subsequent to the end of the quarter the Company issued three additional 6% convertible debentures with an aggregate face value of $3,300,O00 resulting in additional cash being received by the Company in the amount of $2,574,000 before expenses of approximately $412,650. As of the date of this report and subsequent to the end of the third quarter approximately $2,460,666 in face value of debentures have been converted into common stock at prices of between $2.38 to $4.00 per share.

     Subsequent to the end of the quarter the Company advanced additional funds to Strategic Holdings in the amount of approximately $1,749,704 bringing the total advanced by the Company to Strategic Holdings to approximately $10,776,660 as of the date of this report. For additional information regarding this transaction refer to the enclosed section known as "Management's Discussion and Analysis of Operations".

Item 6   Exhibits and Reports on Form 8-K

         (a.) Exhibits - None

         (b.) Reports on Form 8-K - None

     Signatures

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        United Petroleum Corporation


Date:     11/14/96                      By:  /S/ Michael F. Thomas
     -------------------                     ---------------------------
                                             Michael F. Thomas
                                             President & CEO


Date:     11/14/96                      By:  /S/ L. Douglas Keene, Jr.
     -------------------                     ---------------------------
                                             L. Douglas Keene, Jr.
                                             Executive Vice President &
                                             Chief Financial Officer