Form 10KSB
period 1996-12-31
UNITED PETROLEUM CORP
filed 1997-04-17
CIK 82925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

(MARK ONE)

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

                           COMMISSION FILE NO. 0-25006

                          UNITED PETROLEUM CORPORATION
                 (Name of small business issuer in its charter)

         Delaware                                                     13-3103494
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    4867 North Broadway, Knoxville, TN   37918
               (Address of Principal Executive Offices)(Zip Code)

          Issuer's telephone number, including area code: 423-688-0582.

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share.

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $13,234,309.

         State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on April 7, 1997 of $0.50.):
$5,811,233.

         State the number of shares outstanding of the registrant's $.01 par value common stock as of the close of business on the latest practicable date (April 7, 1997): 13,940,679.

Documents Incorporated By Reference: None.

                  Transitional Small Business Disclosure Format
                  (check one): Yes [  ]  No [ X ]

PART I

ITEM 1.    BUSINESS.

History of the Company

         United Petroleum Corporation ("Company") was organized under the laws of the State of Delaware on May 19, 1970, under the name "Don Reid Productions, Inc." The Company was formed as an independent producer of television programs. On May 20, 1970, the Company acquired all of the issued and outstanding securities and succeeded to the business operations of Don Reid Productions, Inc., a New York corporation, which had been organized on July 17, 1967. The Company publicly offered and sold shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on August 15, 1970, which became effective on May 18, 1971.

         From 1971 until the early part of 1977, the Company developed and produced a number of new series and special programs for television and acquired various interests in scripts and other original literary rights for stage, television and motion picture production, all with limited success. The Company was inactive from 1977 until 1982.

         Effective November 12, 1982, United Petroleum Corporation, a Delaware corporation ("United Petroleum - Delaware"), merged with and into the Company, and the Company changed its name to "United Petroleum Corporation" and commenced to engage in the business of acquiring and developing oil and gas leases, primarily in the State of Kentucky. The Company continued to engage in these activities through fiscal 1985, drilling thirteen wells in Mullenberg County, Kentucky, with very limited success; the Company then moved its principal executive offices to Corpus Christi, Texas, and drilled one well in Duvall County, Texas, in 1986, through its wholly-owned and newly formed Texas subsidiary, Texas United Resources. This well was unsuccessful, and the Company ceased oil and gas exploration activities in 1986, and abandoned Texas United Resources.

         The Company was inactive from 1986 until receiving a proposal in the latter part of 1992 from Calibur Systems, Inc., a newly-formed Tennessee corporation ("Calibur Systems"), and its sole stockholder, Michael F. Thomas, pursuant to which the Company eventually acquired Calibur Systems in a transaction viewed as a "reverse merger." In contemplation of this transaction, the Company organized a wholly-owned subsidiary in December 1992, Calibur-United Petroleum Corporation, a Tennessee corporation ("Calibur-United Petroleum"). On April 22, 1993, an Agreement and Plan of Merger ("Plan") between the Company, Calibur-United Petroleum, Calibur Systems and the sole stockholder of Calibur Systems, Mr. Thomas, was completed; this Plan was deemed effective for accounting purposes as of December 31, 1992.

         Pursuant to the Plan, the Company issued 9,795,200 restricted shares of its common stock to Mr. Thomas, and Calibur-United Petroleum merged with and into Calibur Systems, with Calibur Systems being the surviving corporation; Calibur Systems became a wholly-owned subsidiary of the Company, and the Company succeeded to its business operations. Calibur

Systems was formed on October 1, 1992; it is a successor to Calibur Car Wash Systems, a sole proprietorship owned and operated by Mr. Thomas, which commenced operations in 1977.

         In the early part of 1993, the Company changed its fiscal year from June 30 to December 31. This accounting year end change was made so that the Company's accounting year end would coincide with the accounting year ends of Calibur Systems and Calibur Car Wash Systems.

         On November 18, 1993, the Company acquired the interest of Jackson County Gas in certain oil and gas properties comprised of approximately 33,000 acres situated in Jackson and Rock Castle Counties, Kentucky, for the sum of $2 million, payable by the issuance of 666,667 shares of the Company's Common Stock at a price of $3 per share. The interest acquired in these oil and gas properties is held by Jackson-United Petroleum Corporation, a Kentucky corporation, and a wholly owned subsidiary of the Company ("Jackson-United").

         In 1993 and 1994 the Company completed an equity financing through a private placement of units, with each unit consisting of four (4) shares of common stock, three (3) Class A warrants, three (3) Class B warrants and four
(4) Class C warrants to accredited investors and raised net proceeds of $931,833. Additionally, the Company received net proceeds of approximately $53,000 from the exercise of an option.

         In February 1994, trading of the Company's shares of common stock resumed in the over-the-counter market. The Company has two operating subsidiaries: Calibur Systems and Jackson-United. See note 14 to the Consolidated Financial Statements for information concerning the Company's two
(2) industry segments.

         In June 1995 the Company effected a one for three (1:3) reverse stock split of the Company's outstanding common stock.

         The Debenture Offering

         During the period from May 1996 through October 1996 the Company completed the private placement of thirteen (13) convertible debentures (the "Debentures") pursuant to an exemption from registration afforded by Regulation S ("Regulation S") as promulgated by the Securities and Exchange Commission ("SEC"), under the Securities Act of 1933, as amended, Code of Federal Regulations 230.901-904. The Debentures have a maturity of approximately two years with interest rates of six percent (6%) and seven percent (7%). The aggregate face value of the Debentures issued was $27,500,000 with net proceeds to the Company of approximately $20,631,500 before expenses of approximately $2,890,000. Debentures with a face value of approximately $14,200,000 carry an interest rate of seven percent (7%) and the remaining Debentures with a face value of approximately $13,300,000 carry an interest rate of six percent (6%). The Debentures are convertible into common stock of the Company. The conversion price is equal to one hundred percent (100%) of the average market price per share as reported by

NASDAQ for the five (5) business days prior to conversion. The Debentures were sold to nine (9) foreign entities or individuals.

         The Company in connection with the offer and sale of the Debentures, required all purchasers to execute a Subscription Agreement which included representations and warranties by the purchasers that they were acquiring the Debentures for investment purposes and had no present intention to sell the Debentures or to convert the Debentures and sell the shares received on conversion. Each purchaser further represented they would not maintain any short position in securities of the Company from the date of acquisition of the Debentures through the applicable conversion dates, including selling the Company's stock short in anticipation of conversion of the Debentures.

         The Company intended to use the funds raised from the sale of Debentures to finance oil and gas drilling operations and acquisitions in its United Jackson subsidiary, expansion of the number of the Company's full service auto care centers and convenience stores operated by its Calibur subsidiary and working capital and other corporate purposes.

         In June 1996 the Company engaged TAJ Global Equities, Inc. ("TAJ") to act as the Company's underwriter for a planned twenty million dollar ($20,000,000) offering of the Company's common stock which was to take place in the third quarter of 1996. In connection therewith, the Company paid TAJ an underwriting fee of one hundred thousand dollars ($100,000).

         TAJ also acted as a consultant to the Company in connection with the proposed offering and sale of Debentures.

         Notwithstanding the representations in the Subscription Agreement executed by the Debenture Holders, commencing in the middle of June 1996 and continuing during the period from July 1996 through September 1996 certain of the Debenture Holders, at the earliest date possible, converted large amounts of the Debentures into a substantial number of shares of the Company's common stock which they immediately then sold and in many cases they sold short prior to converting their Debentures and then upon conversion, used the shares to cover their short positions.

         During the period from July 1996 through September 1996 the Company issued 1,533,183 shares of its common stock to Debenture Holders who had exercised their conversion rights under the terms of the Debentures at prices ranging from $2.93 to $4.00 per share. Most, if not all of those shares that were issued were immediately sold by the Debenture Holders or used by the Debenture Holders to cover their short positions. The unauthorized selling and improper short selling by the Debenture Holders, placed enormous pressure on Plaintiff's stock causing the price of the stock to decrease sharply.

         On or about July 11, 1996, the Board of Directors of the Company, in an effort to send a clear message to the marketplace that the Company was serious about shareholder value, authorized the Company to purchase up to one million (1,000,000) shares of the Company's stock in the open market. The public was notified of the decision by the Company's Board of Directors by a press release and the filing of a Current Report on Form 8-K with the SEC.

         The Company employed TAJ as a stockbroker, agent, depository and fiduciary to purchase shares for the Company through an account it had opened with TAJ. The Company ordered TAJ to purchase the shares at the then prevailing market price for its stock.

         Thereafter, at the direction of TAJ and its President Wilbur Jurdine ("Jurdine"), the Company, commencing on July 16, 1996 and continuing through August 14, 1996, advanced, by means of four wire transfers sent to the account of TAJ, the sum of $1,725,997.40 for use by TAJ in the repurchase of the Company's shares on behalf of the Company.

         During the period from July 16, 1996 through August 14, 1996 when the Company was wiring money to TAJ, Jurdine and TAJ told the Company that TAJ was, as instructed by the Company, using those funds to purchase the Company's stock and the stock was being held in the Company's account with TAJ.

         In fact, TAJ did not use any of the funds advanced to it to purchase Company shares for the Company's account as instructed. Instead, TAJ and Jurdine used the Company's funds wired to TAJ for their own purposes, including the purchase of the Company's stock for their own account.

         During August and September, 1996 the Debenture Holders continued to convert their Debentures and sell large amounts of the Company's stock and/or sell short large volummes of the Company's stock in anticipation of conversion of their Debentures. TAJ, as a market maker of the Company's stock, purchased for its own trading account and its retail customers large quantities of shares of the Company's stock. TAJ continued purchasing shares of the Company's stock at an increasing rate, purchasing approximately 1,259,843 shares of the Company's stock in August 1996 and approximately 1,940,187 shares in September 1996 (hereinafter collectively referred to as the "Shares"). TAJ did not consult with the Company when it made these purchases and did not advise the Company of these purchases until long afterward.

         Thereafter, TAJ attempted to sell the Shares it had purchased to its customers, but it was unsuccessful. TAJ's customers refused to pay the price TAJ had paid for the Shares since the price of the Company's's stock continued to decline due to the enormous amount of selling and short selling of the Debenture Holders and the selling off by TAJ's retail customers of large amounts of shares of the Company's stock that they had purchased. As a result, TAJ was not able to pay for the Shares. When TAJ did not pay for these shares within seven days, its clearing broker, National Financial Services, Inc. ("NFS") was required by Regulation T promulgated by the Federal Reserve Board to sell the shares in the open market. NFS, however, failed to sell the Shares as required.

         TAJ contacted the Company and demanded that the Company advance the funds to pay for the Shares and threatened that if it did not, NFS, in accordance with the regulatory requirements of the SEC and the National Association of Securities Dealers ("NASD"), would be compelled to force TAJ to commence selling the Shares in the open market. If the Shares were dumped in the open market in this manner it would have caused a substantial and dramatic drop in the price of the Company's stock.

         In order to avoid the liquidation of the Shares, the Company, at the direction of TAJ and Jurdine, during the period from August 19, 1996 to September 5, 1996 wire transferred to NFS's account a total of $4,300,000 to cover a portion of the purchase price of the Shares.

         In a further effort to circumvent the rules and regulations of the SEC and the NASD, TAJ, with the knowledge and approval of NFS, transferred to and/or purchased a portion of the Shares for the account of Strategic Holdings Corp. (hereinafter "Strategic") which acted as a consultant to the Company and maintained an account with TAJ.

         The sale of the Shares from TAJ to Strategic and/or purchase of the Shares by TAJ for Strategic's account was accomplished through TAJ's use of a power of attorney that had been given to it by Strategic. Strategic claims that it never authorized the transfer or purchase of the Shares. At the time of these transactions, TAJ and Jurdine knew that Strategic had no assets and was unable to pay for any of the Shares.

         Despite the fact that the price of the Company's stock had decreased significantly since the dates on which TAJ purportedly purchased the Shares, TAJ sold the Shares to Strategic and/or purchased the Shares for Strategic's account for prices far greater than the market price or the price it had paid for the Shares. TAJ and Jurdine represented to the Company that the prices at which it had sold the Shares into the account of Strategic were bona fide prices arrived at by arms length negotiations. In fact, they were prices that TAJ and Jurdine had created in order to cover their commissions on the original sales, purchases and repurchases and purported sales to Strategic together with substantial mark-ups.

         Rather than selling the Shares in the open market at prevailing prices as required by Regulation T since neither TAJ or Strategic had paid for the Shares which would have resulted in a significant loss to TAJ, as well as NFS since TAJ had insufficient funds to pay for the Shares, NFS continued to permit TAJ and/or Strategic to retain the Shares in Strategic's account.

         Thereafter, TAJ and NFS made numerous telephone calls and faxed numerous letters to the Company demanding that it advance the money to pay for the Shares TAJ had purchased and then sold to Strategic and/or purchased for Strategic's account in the form of a loan to Strategic or else it would liquidate Strategic's account and dump the Shares in the open market.

         TAJ represented to the Company that the "loan" to Strategic would be repaid within a short period of time from the proceeds received from the sale of shares in Strategic's account.

         In response to the demands of TAJ and NFS, and, in order to protect its shareholders' interests, the Company agreed to advance the funds needed to pay for the balance of the Shares and during the period from September 9, 1996 to October 21, 1996, arranged for wire transfers to TAJ's account in the aggregate amount of $1,617,959.53 and wire transfers to NFS in the amount of $3,102,713.96 to pay for the Shares in Strategic's account with TAJ.

         In June 1996 Strategic executed a promissory note to the Company in the amount of $100,000. In December 1996, to insure that the Company was either repaid for the funds it had advanced to TAJ and NFS to pay for the Shares or to have the remaining Shares purchased by TAJ transferred to the Company, an additional promissory note, in the principal amount of $10,776,660.90 was executed by Strategic in favor of the Company. This note which covered all of the funds the Company had advanced to TAJ and NFS to purchase the Shares was secured by 1,834,407 of the Company's shares held in Strategic's account with TAJ. The Company and Strategic further entered into an Escrow Agreement which provided that 1,500,000 of the aforementioned shares held as collateral for the note would be placed in escrow with Neal Melnick, who is counsel to the Company and a Director of the Company. The remaining 334,407 shares would be held in escrow by another attorney as security for management fees due to Strategic. Strategic shall also receive a minimum of $465,000 or 5% of the sales price of such shares whichever is greater, payable at a minimum of $200,000 in 1997 and $265,000 in 1998. The Company also agreed to pay Strategic a management fee of $5,000 per month for January and February, 1997 and $7,500 a month thereafter for a minimum of one year or until such time as all of the collateral shares have been sold or transferred, whichever is later. At present all of the shares are held in escrow by Neal Melnick in two certificates, both of which are in his name as Escrow Agent. The Escrow Agreement further provides that Strategic will execute a proxy in favor of the Escrow Agent for all of the these shares upon his request. The Escrow
Agreement further provides that the obligation of Strategic under the note is non-recourse and that at the Company's request, Strategic must sell all or any part of the collateral shares at such prices and to such persons as the Company may designate, the proceeds of which will, after deduction for expenses of sale be paid to the Company. The Escrow Agreement also provides that in the event of an acquisition approved by the Company, payment may be made in whole, or in part, by use of the collateral shares.

         In March 1996, a civil action was filed by the Company against TAJ, Jurdine and NFS in the United States District Court for the Eastern District of Tennessee alleging conspiracy to engage in a course of misconduct intended to defraud the Company, conversion, unjust enrichment, breach of fiduciary duty and associated causes of action claiming compensatory and punitive damages in excess of one hundred million dollars ($100,000,000). Notice of suit and waiver of service have been sent to each defendant pursuant to the Federal Rules of Civil Procedure. No responses to the complaint have been received as of this date. See "Item 3 - Legal Proceedings".

         Beginning in November 1996 the Company began discussions with several of the remaining Debenture Holders who had not fully converted their Debentures in an attempt to resolve the issues relating to short selling, investment intent, foreign beneficial ownership and conversion of Debentures into common stock. Agreements have been reached, in principal, through the execution of Term Sheets, with most of the Debenture Holders, subject to execution of a definitive agreement(s), which provide for: a conversion of a minimum of seventy-five percent (75%) of the remaining face amount of the Debenture debt into convertible preferred stock; a hold period during which no conversions will be made; a schedule of conversions based on a percentage of the face amount of the preferred stock and Debentures; setting a conversion price based upon the five (5) day average closing bid price per share, with the addition of a floor price for conversions which begins at $2.50 per share and adjusts downward by $0.50 per three (3) month period to a minimum floor price of $1.00 per share and a maximum price of $3.00 per share, provided, however, that the minimum and maximum prices shall be increased to 66 2/3% of the market price for the prior month if that price is greater than the maximum or minimum; support of the Debenture Holders for current management of the Company; providing for the Company to negotiate and enter into a non-competition agreement with Michael Thomas, the CEO and Chairman of the Company, based upon specific criteria; setting forth certain restrictions on the sale of the Company's equity securities; and, the optional right of the preferred shareholders to elect one director. The definitive agreement is currently being reviewed and is expected to be executed within the next thirty (30) days. It is the intent of the Company in negotiating the agreement to provide stability for the stock by restricting and scheduling conversions into common shares, reducing dilution of existing shareholders positions; and avoiding protracted and expensive litigation which would, by its nature, divert the Company's attention from improving and maximizing shareholder value.

         The Company is presently located at 4867 North Broadway, Knoxville, Tennessee 37918. The Company's telephone number is (423) 688-0582 and its fax number is (423) 688-2266.

Retail Car Wash and Related Automotive Services

         Calibur Systems, formerly Calibur Car Wash Systems, was founded by Michael F. Thomas in 1977. As of the end of fiscal 1996, the Company operated sixteen (16) car wash facilities, all of which provided other services. Ten (10) of the car wash facilities also served as gas stations. In addition, Calibur Systems operated three (3) gas stations which did not provide car washing facilities. All of the car wash facilities and gas stations have convenience stores and four (4) have a food court. Eight (8) of the car wash facilities also provide express lubrication services. In addition, the Company opened its first free standing lube center in Knoxville, Tennessee on Merchants Road in 1996. At year end the Company had three additional free standing lube center locations under construction. All three of these centers are on leased property. All of the Company's facilities are located in Tennessee and Georgia. The Company owns all but ten (10) of the facilities. Those ten (10) are leased by the Company, three (3) from the controlling stockholder of the Company, Michael F. Thomas, the President, Chief Executive Officer and a Director of the Company. After the end of the year, the Company sold two of these facilities it owned to Mr. Thomas. These facilities were located at Farragut, Tennessee which was a car wash, food court, convenience store and Exxon branded gasoline station and Cookeville, Tennessee which was a self-serve gasoline AMOCO branded station, convenience store and free standing court. Both of these facilities were operating at a loss. The Company was unable to refinance the mortgages on these properties and determined it was in the best interests of the Company to sell them. See Item 12. "Certain Relationships and Related Transactions".

         In January 1994, Calibur Systems signed an agreement with Pennzoil to distribute Pennzoil gasoline and other products to retailers in the Company's service area and to feature Pennzoil gasoline and other products on an exclusive basis at Calibur Systems stations offering such products. In addition, Pennzoil subsidized the conversion and re-imaging of Calibur Systems locations to provide identification with the well-known and respected Pennzoil name, in order to enhance Calibur Systems's image as well as providing a more uniform appearance throughout the chain.

         In October 1994 the Company entered into a Distributor Agreement with Exxon Company, USA, for a three (3) year period, which expires on October 31, 1997. The agreement provides that the Company will convert two (2) existing retail locations into Exxon brand locations, as well as acquire three (3) Exxon retail locations. The five (5) Exxon outlets are to feature Exxon brand motor products, accept Exxon credit card purchases, and bear the Exxon trademark. As of the end of 1996 the Company had converted three (3) existing Company locations to Exxon brand fuel locations and has begun operations of a fourth Exxon brand location at a leased property. There can be no assurance that the agreement with Exxon will be renewed when its expires.

         The Company, through retail locations, provides full service car wash facilities, car accessories, food, sundries and related convenience store items, express lube and detail service, oil and related products and gasoline and diesel fuel. The Company's primary customer is the car owner who wants the professional touch in caring for their cars, whether it be a full service car wash, a detail center or an express lube center, with access to convenience store items and recognized car related products. There is also a special emphasis placed on catering to women, since more and more today, women are becoming involved in the various aspects of car care. The principal market for these services and products is comprised of the residences and businesses situated within a three mile radius of the particular location where these services and products are available. Facilities are located at premium sites in affluent neighborhoods. Calibur Systems has achieved a reputation for quality and valuable name recognition in its services areas.

         On June 29, 1993, TCS Systems, Inc., a Tennessee corporation ("TCS", of which Michael F. Thomas, the President and CEO of the Company, is the sole stockholder), granted the Company a license, for nominal consideration, to manufacture and utilize car wash systems, cleaning soaps, waxes, and related chemicals under the TCS name using the proprietary TCS design process for use at the Company's locations. TCS was organized by Mr. Thomas in 1984. Previously, the Company had purchased cleaning soaps, waxes, and related chemicals used in its operations from TCS. Since July 1, 1993, certain former employees of TCS have been employed by the Company, and the Company manufactures the TCS Car Wash System (the "TCS System") and related cleaning soaps, waxes, and chemicals for its own use.

         The TCS System is a computerized car wash system comprised of multi-use arch systems, complete low-volume pumping systems, vacuum systems and illuminating light columns and high pressure wash systems. The TCS System uses biodegradable soaps and chemicals, water and air pumped through high pressure and a series of cloth or foam appendages to clean the outside surface of each car; no corrosive materials or brushes are used. There are thirty (31) TCS Systems in operation throughout the United States, including those systems in use by the Calibur Systems locations.

         The Company sold approximately 4,150,000 and 4,600,000 gallons of gasoline during the calendar years ended December 31, 1996 and December 31, 1995, respectively. The Company will determine on a case by case basis whether or not to include gasoline sales at new locations.






Oil and Gas

         In November 1993, the Company, through its wholly owned subsidiary Jackson-United Petroleum Corporation, acquired approximately 33,000 acres under lease in Jackson County, Kentucky, located in Central Kentucky, in consideration of the issuance of Common Stock and Common Stock purchase warrants valued at $2,000,000. During 1994 the Company acquired leases of an additional 28,000 acres adjoining its existing holdings, which brought the Company's total holdings under lease to approximately 61,000 acres (the "Central Kentucky Leases"). During 1996 the Company determined to allow the lease entered into in 1994 for approximately 28,000 acres to expire. In order to have extended that lease the Company would have had to drill on unproven properties contained within the leased acreage. No proven reserves were associated with that acreage and management made the decision that drilling on the lease would not be in the best interests of the Company.

         The Central Kentucky Leases include an area known as the Gray Hawk Field, a previously-producing 5,000 acre section of the lease. An engineering report of this Field was prepared by Coburn Petroleum Engineering of Tulsa, Oklahoma (the "Coburn Engineering Report") utilizing standard petroleum engineering methods including volummetric analysis, pressure decline analysis and analogy with comparable wells in the general area. In addition, the report assumes that the Company will conduct a drilling program consisting of fifty
(50) wells, ten (10) wells per year over a five (5) year period.

         According to the Coburn Engineering Report, gas was discovered in the Coniferous Zone, 1,050 feet below the surface, in 1933 and some 1.3 million mcf (million cubic feet) were produced between 1942 and 1945. The Gray Hawk Field has been virtually abandoned since that time when only 29 wells were drilled. Analysis indicates that a large amount of acreage in the Gray Hawk Field could be productive in the Coniferous Zone. Reserves also include a 1991 discovery in the Knox Formation at 3,500 feet which has never been developed.

         During fiscal years ended December 31, 1993 and December 31, 1994, the Company drilled four (4) exploratory wells in the Gray Hawk Field. Natural gas was discovered in three (3) of these wells, but no gas was discovered in the fourth well. The Company did not engage in any drilling activity in the Gray Hawk Field during the fiscal years ended December 31, 1995 and December 31, 1996.

         As of the date of this report, although the Central Kentucky Leases contain 5,000 proved acres, there has been no production of oil or gas by the Company on this acreage.

         In December 1994 the Company announced that it had signed an agreement with Enron Oil & Gas of Oklahoma City, Oklahoma ("Enron"), to engage in drilling, development and production activities for existing oil and gas interests of the Company in Kentucky, as well as to acquire and exploit additional oil and gas properties in Kentucky. Subject to the terms of the agreement, Enron was to be the operator of the oil and gas wells, and was to drill a minimum of 115 wells over the ten (10) year term of the agreement, subject to earlier termination as set forth therein. The Agreement had contemplated that Enron would drill twenty (20) wells during the first year.

         In May 1995 the Company and Enron agreed to terminate their agreement as a result of depressed prices for natural gas and other unanticipated difficulties. As a result of the termination of the agreement with Enron, the Company has a much larger working interest in the Kentucky Leases. However, without Enron to finance the drilling of the wells, the Company will require a substantial capital infusion in order to conduct drilling operations. No assurance can be given that the Company will be able to raise the required capital. Alternatively, the Company will have to convey a portion of its interests in order to have a third party conduct drilling operations.

         In July 1994 Jackson-United signed an agreement with Varega Financial Management of California ("Verega"), under which Verega committed to use its best efforts to raise $1.5 million over the one year period commencing on August 1, 1994, which was later extended for a one (1) year period. To date Verega has raised approximately $100,000 for Jackson-United and has drilled two (2) exploratory wells, one of which was dry and one (1) of which contained natural gas. During 1996 the well containing natural gas was connected to a pipeline and placed into production.


         If Verega can raise more than a nominal amount of capital, which management believes is doubtful, then these funds may be used to complete up to twenty (20) coniferous gas and/or oil wells in Jackson's leased acreage in the Gray Hawk Field of Jackson County, Kentucky. Under this joint venture agreement and in return for the financing of the drilling by Verega, fifty percent (50%) of all net revenues and seventy-five percent (75%) of all tangible and intangible losses will be assigned to Verega, with Jackson retaining the balance for each well drilled under the agreement. However, no assurances can be given that Verega will raise any additional funds for drilling.

         Management of the Company had previously anticipated that drilling in the Gray Hawk Field would have commenced during the prior fiscal year ended December 31, 1995. However, there has been no drilling in that field for the past three fiscal years. Although management of the Company is reasonably certain that marketable quantities of natural gas from its wells on the Gray Hawk Field can be economically produced, the Company would be required to drill a sufficient number of additional wells to reach a production level of approximately one million cubic feet of gas per day prior to being allowed access to the nearby pipeline by the owners of the pipeline. In order to attain such production in this Field, the Company estimates it would have to drill at least 30 additional wells at an approximate cost of two million dollars ($2,000,000). As a result, management has determined to pursue other opportunities in the oil and gas industry with a potentially greater return.

         In November 1995 the Company entered into a farmout agreement with Penn Virginia Oil & Gas Corporation ("Penn Virginia") which allowed the Company to drill three (3) wells in Eastern Kentucky on the Penn Virginia leases subject to landowner royalties of approximately 12.5% and an overriding royalty to Penn Virginia of 6.125%. During 1996 three (3) wells were drilled under the farmout agreement and natural gas was discovered in each well. One of the wells was placed in production in September 1996. The other two wells are awaiting pipeline connection and are expected to be placed in production in 1997.

         In addition, the Company drilled a fourth well in Eastern Kentucky on property located in Martin County, Kentucky leased to the Company. The presence of natural gas was discovered in this well. The well was connected to a pipeline and placed in production in 1996.

         In September 1996 the Company entered into a joint venture drilling agreement with Kastle Resources Enterprises, Inc. ("Kastle") of Edinboro, Pennsylvania to participate in the drilling of wells with Kastle in Pennsylvania. During 1996 the Company acquired a 75% ownership interest in 16 wells drilled with Kastle in Pennsylvania under the joint venture agreement. The wells were placed in production in the later part of 1996.

         Management is actively seeking to acquire additional oil and gas interests, as well as raise capital in order to continue with additional drilling. No assurances can be given that any such leasehold interests will be obtained; that the Company will be able to raise the capital required to operate in the oil and gas business; or that assuming the oil and gas interests can be acquired and capital raised, that the oil and gas interests can be profitably exploited.

         The Company is not a party to any contract or agreement obligating it to provide a fixed and determinable quantity of oil or gas in the future.

         Environmental Impact

         The present and contemplated business operations of the Company are subject to compliance with numerous federal, state and local environmental laws, rules and regulations designed to protect the environment and require remediation of environmental contamination.

Many of these risks cannot be insured against, and when insurance is available, the cost is often prohibitive. The Company does not carry any environmental hazard insurance coverage.

                  Federal The federal government has broad discretion in matters relating to the enforcement of environmental laws and remediation of environmental contamination. Under the enabling statutes, the Environmental Protection Agency (the "EPA") has the discretionary power to conduct investigations into suspected violations, to enjoin questionable business practices and to bring civil or criminal proceedings against persons or companies that violate the federal environmental laws. While the Company believes that its business operations are conducted in a manner that no laws, rules or regulations are violated, there can be no assurance that the EPA will not institute enforcement proceedings or conduct investigations and issue injunctions against the Company, if it reaches a determination that its practices violate applicable laws, rules or regulations. Any violations of these regulations could have a material adverse effect on the business and financial resources of the Company.

                  State Regulation In addition to the potential for EPA regulation of the Company, many states have created administrative agencies that have the statutory authority to regulate operations such as those conducted by the Company, thereby increasing regulatory burdens on the Company. The adverse impact these regulations will have on the Company's potential profitability might preclude the Company from operating in certain markets.

         Most states, including Georgia and Tennessee, the two states in which the Company presently conducts its principal retail business operations, have adopted statutes regulating installation of underground storage tanks for gasoline, diesel fuel or other hazardous products, which contain stringent guidelines relative to the location of such tanks to ground water resources, tank design, tank composition, installation and leakage monitoring.

         In Georgia, a fine of up to $10,000 per day per tank may be levied for non-compliance. A tax equal to $0.002 per gallon for all fuel sales is deposited in the Georgia Underground Storage Trust Fund ("GUS Trust Fund") to help remediate environmental spills. Owners or operators owning less than one hundred underground storage tanks are required to pay the first $10,000 in clean-up and remediation expenses, and the total liability of the GUS Trust Fund is $1 million; if the owner or operator has in excess of two hundred underground storage tanks, the total liability of the GUS Trust Fund is $2 million. Registration of underground storage tanks is required, but there is no initial or annual filing fee.

         In Tennessee, a fine of up to $5,000 per day per tank may be levied for non-compliance. A tax equal to $0.004 per gallon for all fuel sales is deposited in the Petroleum Storage Tank Environmental Assurance Fund Commission ("Assurance Fund") to help remediate environmental spills. Owner or operators owning six (6) or more underground storage tanks are required to pay the first $25,000 in clean-up and remediation expenses. For owners or operators owning less than one hundred underground storage tanks, the total liability of the Assurance Fund is $1 million; if the owner or operator has in excess of two hundred underground storage tanks, the total liability of the Assurance Fund is $2 million. Tennessee law requires registration of all underground storage tanks and provides for the owner or operator to pay the first $75,000 and everything over $1 million, and the first $150,000 and everything over $1 million on third party claims. Each underground storage tank must be registered at an annual fee of $100; the Company's estimated annual expense for registration for underground storage tanks is approximately $3,600.

         The Company estimates that it expends approximately fifty (50) man-hours per month on environmental compliance, at an estimated cost of approximately $1,000 per month. The Company believes it is presently in compliance with all applicable federal, state and local environmental laws, rules or regulations. However, continued compliance or failure to comply with future legislation may have a material adverse impact on the Company's present and contemplated operations.

                   Potential Liability; No Insurance for Environmental Claims. The Company does not presently maintain insurance and has not posted bonds in material amounts to compensate for any environmental damage that may occur at any of its retail business locations, or in the drilling of any oil or gas wells other than the legally required insurance and/or cash bonds which assure that funds will be available to plug any dry holes which might be drilled; the cost of these types of insurance policies are deemed to be prohibitive, even if available. However, liability may in some instances be limited in connection with claims made against the GUS Trust Fund and Assurance Fund for environmental spills. The Company does maintain general liability coverage for personal injuries and damages occurring at its locations, and will review the possibility of obtaining similar insurance for any contemplated oil and gas operations. Any claim filed for environmental contamination at any business location of the Company could have a materially adverse impact on the Company's financial condition.

Competition


         The Company's oil and gas exploration activities are a highly competitive and speculative business. In seeking any other suitable oil and gas properties for acquisition, or drill rig operators and related personnel and equipment, the Company will be competing with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources, and in many cases, management with more experience in this industry. The Company's competitive position in the oil and gas industry is not significant. The Company will be in direct competition with numerous oil and gas companies in the acquisition of oil and gas properties, and the availability of drilling rigs, including many companies with resources that are substantially greater than those of the Company. No assurance can be given that the Company can successfully compete with these companies.

         The major competition in the markets where the Company presently has operating locations generally follow regional guidelines. In central Tennessee, there is no substantial direct competition for the Company's car washes. Exxon, Amoco, Shell and Texaco compete in gasoline sales. Car wash competition in the Chattanooga area include Eastgate, Hy's and King of Clean; in Knoxville, the major competitor is the "Clean Machine"; oil and lube sales competitors are

Mastercare, Express Lube, Jiffy Lube, Midas and Valvoline; gasoline sale competitors are BP, Conoco, Texaco, Golden Gallon and Favorite Market. The principal car wash competition in the Tri-City area is Southern Classic, Wash Rite and West Market Street; oil and lube sales competition includes Magic Lube and Jiffy Lube; and gasoline sales includes Chevron, United, Texaco and Amoco. The Company believes its competitive position in the southeastern United States in the car wash industry is number one; its competitive position in the express lube and gasoline sales is not presently believed to be a significant one.

Employees

         As of December 31, 1996, the Company employed one hundred thirty two
(132) full time personnel as follows: thirty-five (35) in management and supervision; seventy nine (79) in sales and service; and eighteen (18) in administration and clerical. In addition, the Company has approximately four hundred (400) part time employees. Employee turnover is high, but is considered within the norm for the car wash industry.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's executive offices consist of space located at 4867 North Broadway, Knoxville, Tennessee. These premises are leased from Michael F. Thomas, the Company's President, CEO and Chairman, for a term ending in 2003, at a monthly rental of approximately $3,735, which is subject to escalations. This facility consists of office space of approximately 3125 square feet, warehouse space of approximately 5,000 square feet and approximately 875 square feet of storage space.

         As of the end of fiscal 1996, the Company operated sixteen (16) car wash facilities, all of which provided other services. Ten (10) of the car wash facilities also serve as gas stations. In addition, Calibur Systems operated three (3) gas stations which did not provide car washing facilities. All of the car wash facilities and gas stations have convenience stores and four (4) have a food court. Eight (8) of the car wash facilities also provide express lubrication services. In addition, the Company opened its first free standing lube center in Knoxville, Tennessee on Merchants Road in 1996. At year end the Company had three additional free standing lube center locations under construction. All three of these locations are on leased property. All of the Company's facilities are located in Tennessee and Georgia. The Company owns all but ten (10) of the facilities. Of the ten (10) leased by the Company, three
(3) are leased from the Company's President, CEO and a Director, Michael F. Thomas. After the end of 1996, the Company sold two of these facilities to Mr. Thomas. These facilities were located at Farragut, Tennessee which was a car wash, food court, convenience store and Exxon branded gasoline station and Cookeville, Tennessee which was a self-serve gasoline AMOCO branded station, convenience store and free standing court. Both of these facilities were operating at a loss. The Company was unable to refinance the mortgages on these properties and determined it was in the best interests of the Company to sell them. See Item 12. "Certain Relationships and Related Transactions".

         During 1996 the Company intends to upgrade existing locations by the addition of several new services, such as convenience stores, lubrication centers and gasoline facilities, and to add new locations with some or all of such services. See Item 6, "Management's Discussion and Analysis or Plan of Operation".

                                                                 Nature of
 Address and                                                     Interest                                     Year
  Location #                             Approximate                in                                     Operations
of Each Parcel         Facilities           Size                   land               Monthly Rent         Commenced
--------------         ----------           ----                   ----               ------------         ---------

#1                   Self Serve Gas     Land, 42,500             Fee Simple                                  1978
977 South            Self Serve Car     sq. ft.                 Mortgage as
Jefferson            Wash               Canopy, 3,500           of 12/31/96
Cookville, TN        Convenience        sq. ft.                 $883,622.47
38501                Store              Bldg. #1,
                                        1,600 sq. ft.
                                        Bldg. #2,
                                        3,000 sq. ft.

#2                   Self Serve Gas     Land, 30,000             Fee Simple                                  1980
795 South            Full Serve Car     sq. ft.                 Mortgage as
Jefferson            Wash               Canopy, 2,000           of 12/31/96
Cookville, TN                           sq. ft.                 $367,273.49
38501                                   Bldg., 3,500
                                        sq. ft.

#3                   Full Service       Land, 33,000             Fee Simple                                  1983
917 Keith            Car Wash           sq. ft.                 Mortgage as
Street               Express Lube       Bldg., 4,456            of 12/31/96
Cleveland, TN        Center             sq. ft.                  461,012.86
37311                Food Court

#4                   Self Serve Gas     Land, 54,000               Leased(1)            $4,035.43            1984
8871 Kingston        Full Service       sq. ft.
Pike                 Car Wash           Canopy, 2,000
Knoxville, TN        Convenience        sq. ft.
37923                Store              Bldg., 3,600
                                        sq. ft.

#5                   Self Serve Gas     Land, 62,500             Fee Simple                                  1984
1291 Oak Ridge       Full Service       sq. ft.            Mortgage as of 12/31/96
Turnpike             Car Wash           Canopy, 2,000           $643,739.06(2)
Oak Ridge, TN        Convenience        sq. ft.
37830                Store              Bldg., 3,600
                                        sq. ft.


#6                   Self Serve Gas     Land, 90,000               Leased(3)            See Note(3)          1984
4867 North           Full Service       sq. ft.
Broadway             Car Wash           Bldg. #1,
Knoxville, TN        Express Lube       4,500 sq. ft.
37923                Center             Bldg. #2,
                     Detail Shop        2,000 sq. ft.
                     Convenience        Bldg. #3,
                     Store              12,000 sq. ft.

#7                   Full Service       Land, 42,000             Fee Simple                                  1985
1500 East            Car Wash           sq. ft.            Mortgage as of 12/31/96
Stone Drive                             Bldg., 4,000             $420,707.82
Kingsport, TN                           sq. ft.
37660

#8                   Full Service       Land, (#8 and              Leased(3)            See Note(3)          1986
5909 Lee             Car Wash           #9)
Highway              Express Lube       94,500 sq.
Chattanooga, TN      and Detail         ft.
37422                Center             Bldg., 5,000
                                        sq. ft.

#9                   Full Service       Land, (#8 and              Leased(3)            See Note(3)          1986
5907 Lee             Gas                #9)
Highway              Convenience        94,500 sq.
Chattanooga, TN      Store              ft.
37422                                   Canopy, 4,000
                                        sq. ft.
                                        Bldg., 2,000
                                        sq. ft.

#10                  Self Serve Gas     Land, 37,500               Leased(4)            $5,000.00            1985
9213 Oak Ridge       Convenience        sq. ft.
Highway              Store              Canopy, 3,000
Oak Ridge, TN                           sq. ft.
37830                                   Bldg., 2,800
                                        sq. ft.

                                                                 Nature of
 Address and                                                     Interest                                     Year
  Location #                             Approximate                in                                     Operations
of Each Parcel         Facilities           Size                   land               Monthly Rent         Commenced
--------------         ----------           ----                   ----               ------------         ---------


#11                  Self Serve Gas     Land, 54,000             Fee Simple                                  1987
4717 Hixson          Full Service       sq. ft.            Mortgage as of 12/31/96
Pike                 Car Wash           Canopy, 2,000            $545,289.25
Chattanooga,         Express Lube       sq. ft.
TN 37343             and Detail         Bldg. #1,
                     Center             3,500 sq. ft.
                     Convenience        Bldg. #2,
                     Store              2,200 sq. ft.

#12                  Car Wash           Land, 39,442           Leased (5) and            1750.00             1995
708 Parkway          Express Lube       sq. ft.                  Fee Simple
Seviereville,                           Bldg., 6,100       Mortgage as of 12/31/96
TN 37862                                sq. ft.                  $598,767.13

#13                  Self Serve Gas     Land, 189,000            Fee Simple                                  1988
11133 Kingston       Full Service       sq. ft.            Mortgage as of 12/31/96
Pike                 Car Wash           Canopy, 4,000            $903,474.38
Knoxville, TN        Detail Shop        sq. ft.
37922                Convenience        Bldg., 6,000
                     Store              sq. ft.

#14                  Self Serve Gas     Land, 40,500             Fee Simple                                  1989
1107 West            Full Service       sq. ft.            Mortgage as of 12/31/96
Market               Car Wash           Canopy, 2,000            $381,933.35
Johnson City,        Detail Shop        sq. ft.
TN 37601             Food Court         Bldg., 4,500
                     Convenience        sq. ft.
                     Store

#15                  Self Serve Gas     Land, 96,000             Fee Simple                                  1989
700                  Full Service       sq. ft.            Mortgage as of 12/31/96
Battlefield Parkway  Car Wash           Canopy, 2,000            $622,742.39
Ft. Oglehorpe,       Convenience        sq. ft.
GA 37601             Store              Bldg., 4,500
                     Express Lube       sq. ft.
                     Center(under
                     construction)

#16                  Full Service       Land, 37,500             Fee Simple                                  1991
1330 West            Car Wash           sq. ft.            Mortgage as of 12/31/96
Broad Street         Detail Shop        Canopy, 2,000            $396,023.28
Murfreesboro,                           sq. ft.
TN 37129                                Bldg., 4,000
                                        sq. ft.

#17                  Full Service       Land, 40,000             Fee Simple                                  1993
1014 East            Car Wash           sq. ft.            Mortgage as of 12/31/96
Walnut Avenue                           Bldg., 4,300             $456,725.29
Dalton, GA                              sq. ft.
30721


#18                  Self Service       Land 45,280              Fee Simple                                  1994
5510 Memorial        Gas                sq. ft             Mortgage as of 12/31/96
Drive                Detail Shop        Bldg.  6,000             $981,648.38
Atlanta,             Convenience        sq. ft.
Georgia 30083        Store
                     Full Service
                     Car Wash
                     Lube Center


#19                  Self Service       Land 45,280              Fee Simple                                  1994
3028 Canton          Gas                sq. ft             Mortgage as of 12/31/96
Highway              Convenience        Bldg. 6,000              $967,919.92
Marietta,            Store              sq. ft.
Georgia 30066        Full Service
                     Car Wash

#20                  Self Service       Land 23,500                Lease(6)              1000.00             1995
8016 Kingston        Car Wash           sq. ft.
Pike                 [Express Lube      Bldg.:
Knoxville, TN        Center              existing-900
37919                under               sq. ft.
                     construction]       proposed-2,056
                                         sq. ft.

#21                  Express Lube       Land, 36,000               Leased(7)            4,475.00             1996
1039 Cosby Road      Center             sq. ft.
Newport, TN                             Bldg, 2,688
37821                                   sq. ft.

#22                  Express Lube       Land, 23,000               Leased(8)            3,750.00      under construction
2519 E. Morris       Center             sq. ft.
Blvd.                                   Bldg, 2,688
Morristown, TN                          sq. ft.

#23                  Express Lube       Land, 10,675               Leased(9)            4,100.00             1996
816 Merchants        Center             sq. ft.
Road                                    Bldg, 2,552
Knoxville, TN                           sq. ft.
37912

(1)      Ten years beginning October 21, 1983, with four five year options.

(2) Of this amount, a mortgage of $300,000 is held by Michael F. Thomas, the Company's Chief Executive Officer, President and a Director. The balance of this mortgage, as well as all the other mortgages are held by independent financial institutions.

(3) Ten years beginning January, 1993, with a ten year option. Nos. 6, 8 and 9 are leased from Michael F. Thomas, the Company's Chief Executive Officer, President and a Director, for the total amount of $27,000 per month. See Item 12 of this Report.

(4)      Five years beginning July 1, 1983, with three five year options.

(5) Approximately one half of the Seivreville property is owned in fee simple and the balance is leased for five year period beginning December 31, 1991 with five-year options and a right of first refusal to purchase such property.

(6)      Twelve years from February 12, 1996 together with two ten-year options.

(7) Fifteen year lease beginning upon completion of construction plus two five year options.

(8) Fifteen year lease beginning upon completion of construction plus two five year options

(9)      The Company assumed a twenty year lease which began June 26, 1987.

         In November 1993, the Company, through its wholly owned subsidiary Jackson-United Petroleum Corporation, acquired approximately 33,000 acres under lease in Jackson County, Kentucky, located in central Kentucky, in consideration of the issuance of Common Stock and Common Stock purchase warrants valued at $2,000,000. During 1994 the Company acquired leases of an additional 28,000 acres adjoining its existing holdings, which brings the Company's total holdings under lease to approximately 61,000 acres (the "Central Kentucky Leases"). During 1996 the Company determined to allow the lease entered into in 1994 for approximately 28,000 acres to expire. In order to have extended that lease the Company would have had to drill on unproven properties contained within the leased acreage. No proven reserves were associated with that acreage and management made the decision that drilling on the lease would not be in the best interests of the Company.

         The Central Kentucky Leases include an area known as the Gray Hawk Field, a previously-producing 5,000 acre section of the lease. An engineering report of this Field was prepared by Coburn Petroleum Engineering of Tulsa, Oklahoma (the "Coburn Engineering Report"). The report was prepared utilizing standard petroleum engineering methods including volummetric analysis, pressure decline analysis and analogy with comparable wells in the general area. In addition, the report assumes that the Company will conduct a drilling program consisting of fifty (50) wells, ten (10) wells per year over a five (5) year period.

         According to the Coburn Engineering Report, gas was discovered in the Coniferous Zone, 1,050 feet below the surface, in 1933 and some 1.3 million mcf

(million cubic feet) were produced between 1942 and 1945. The Gray Hawk Field has been virtually abandoned since that time when only 29 wells were drilled. Analysis indicates that a large amount of acreage in the Gray Hawk Field could be productive in the Coniferous Zone. Reserves also include a 1991 discovery in the Knox Formation at 3,500 feet which has never been developed.

         During fiscal years ended December 31, 1993 and December 31, 1994, the Company drilled four (4) exploratory wells in the Gray Hawk Field. Natural gas was discovered in three (3) of these wells, but no gas was discovered in the fourth well. The Company did not engage in any drilling activity in the Gray Hawk Field during the fiscal years ended December 31, 1995 and December 31, 1996.

         As of the date of this report, although the Central Kentucky Leases contain 5,000 proved acres, there has been no production of oil or gas by the Company on this acreage.

         In December 1994 the Company announced that it had signed an agreement with Enron Oil & Gas of Oklahoma City, Oklahoma ("Enron"), to engage in drilling, development and production activities for existing oil and gas interests of the Company in Kentucky, as well as to acquire and exploit additional oil and gas properties in Kentucky. Subject to the terms of the agreement, Enron was to be the operator of the oil and gas wells, and was to drill a minimum of 115 wells over the ten (10) year term of the agreement, subject to earlier termination as set forth therein. The Agreement had contemplated that Enron would drill twenty (20) wells during the first year.

         In May 1995 the Company and Enron agreed to terminate their agreement as a result of depressed prices for natural gas and other unanticipated difficulties. As a result of the termination of the agreement with Enron, the Company has a much larger working interest in the Kentucky Leases. However, without Enron to finance the drilling of the wells, the Company will require a substantial capital infusion in order to conduct drilling operations. No assurance can be given that the Company will be able to raise the required capital. Alternatively, the Company will have to convey a portion of its interests in order to have a third party conduct drilling operations.

         In July 1994 Jackson-United signed an agreement with Varega Financial Management of California ("Verega"), under which Verega committed to use its best efforts to raise $1.5 million over the one year period commencing on August 1, 1994, which was later extended for a one (1) year period. To date Verega has raised approximately $100,000 for Jackson-United and has drilled two (2) exploratory wells, one of which was dry and one (1) of which contained natural gas. During 1996 the well containing natural gas was connected to a pipeline and placed into production.

         If Verega can raise more than a nominal amount of capital, which management believes is doubtful, then these funds may be used to complete up to twenty (20) coniferous gas and/or oil wells in Jackson's leased acreage in the Gray Hawk Field of Jackson County, Kentucky. Under this joint venture agreement and in return for the financing of the drilling by Verega, fifty percent (50%) of all net revenues and seventy-five percent (75%) of all tangible and intangible losses will be assigned to Verega, with Jackson retaining the balance for each well drilled under the agreement. However, no assurances can be given that Verega will raise any additional funds for drilling.

         Management of the Company had previously anticipated that drilling on the Gray Hawk Field would have commenced during the prior fiscal year ended December 31, 1995. However, there has been no drilling in that field for the past three fiscal years. Although management of the Company is reasonably certain that marketable quantities of natural gas from its wells on the Gray Hawk Field can be economically produced, the Company would be required to drill a sufficient number of additional wells to reach a production level of approximately one million cubic feet of gas per day prior to being allowed access to the nearby pipeline by the owners of the pipeline. In order to attain such production in this Field, the Company estimates it would have to drill at least 30 additional wells at an approximate cost of two million dollars ($2,000,000). As a result, management has determined to pursue other opportunities in the oil and gas industry with a potentially greater return.

         In November 1995 the Company entered into a farmout agreement with Penn Virginia Oil & Gas Corporation ("Penn Virginia") which allowed the Company to drill three (3) wells in Eastern Kentucky on the Penn Virginia leases subject to landowner royalties of approximately 12.5% and an overriding royalty to Penn Virginia of 6.125%. During 1996 three (3) wells were drilled under the farmout agreement and natural gas was discovered in each well. One of the wells was placed in production in September 1996. The other two wells are awaiting pipeline connection and are expected to be placed in production in 1997.

         In addition, the Company drilled a fourth well in Eastern Kentucky on property located in Martin County, Kentucky leased to the Company. The presence of natural gas was discovered in this well. The well was connected to a pipeline and placed in production in 1996.

         In September 1996 the Company entered into a joint venture drilling agreement with Kastle Resources Enterprises, Inc. ("Kastle") of Edinboro, Pennsylvania to participate in the drilling of wells with Kastle in Pennsylvania. During 1996 the Company acquired a 75% ownership interest in 16 wells drilled with Kastle in Pennsylvania under the joint venture agreement. The wells were placed in production in the later part of 1996.

         Management is actively seeking to acquire additional oil and gas interests, as well as raise capital in order to continue with additional drilling. No assurances can be given that any such leasehold interests will be obtained; that the Company will be able to raise the capital required to operate in the oil and gas business; or that assuming the oil and gas interests can be acquired and capital raised, that the oil and gas interests can be profitably exploited.

ITEM 3.  LEGAL PROCEEDINGS


                  1. The Company is named as a defendant in an action commenced in New York State Supreme Court, New York County entitled Mantel International Investments, Limited, Plaintiff, vs. United Petroleum Corporation and Interwest Transfer Co., Inc., Defendants, Index No. 119965/96. Mantel International Investments, Limited ("Plaintiff") is a British Virgin Islands corporation with its principal place of business in Israel. In May, 1996 Plaintiff purchased $2,666,666 of 7% Convertible Debentures (the "Debenture") offered by the Company pursuant to Regulation S promulgated under the Securities Act of 1933, as amended for the sum of $2,000,000. The Debenture was convertible into common stock of the Company at the market price or $4.00 per share, whichever is less. Plaintiff alleges in its complaint that on July 15, 1996 it elected to convert $100,000 of the face amount of the Debenture into 45,454 shares of the Company's common stock at the conversion price of $2.20 per share. Plaintiff further alleges that the Company and its transfer agent, Interwest Transfer Co., Inc. ("Interwest"), refused to permit the conversion due to a dispute that had arisen with respect to the price at which Plaintiff was entitled to convert. As a result, Plaintiff claims an alleged settlement agreement was entered into pursuant to which Plaintiff would convert the Debenture at a price of $4.00 per share and receive options from the Company to acquire a sufficient number of shares of the Company's common stock at a price of $2.25 per share to offset any losses sustained by Plaintiff as a result of converting the Debenture at a price of $4.00 per share. To effectuate the conversion a stock certificate for 666,667 shares of the Company's common stock was deposited with and held in escrow by Plaintiff's counsel.

         Thereafter, Plaintiff alleges that it attempted to convert $1,600,000 of the Debenture into 400,000 shares of the Company's common stock in accordance with the terms of the alleged settlement agreement. Plaintiff further alleges that the Company and Interwest refused to permit the conversion. As a result, Plaintiff claims it was compelled to enter into a second settlement agreement pursuant to which it was allowed to convert and sell 200,000 of the shares held in escrow and the remaining 446,667 escrowed shares would be permitted by joint order of Plaintiff and the Company to be sold by Plaintiff at the rate of 80,000 shares per month. In addition, Plaintiff claims that pursuant to the alleged second agreement it would receive the options granted to it under the purported prior settlement agreement. Plaintiff alleges that the Company has refused, in violation of its obligations under the terms of the alleged second settlement agreement, to execute a joint order releasing any more of the shares being held in escrow. The complaint seeks specific performance directing the Company and Interwest to release the shares held in escrow to Plaintiff, as well as to issue the options Plaintiff claims it is entitled to under the alleged prior settlement agreement. The complaint also seeks damages against the Company in the amount of $2,000,0000.

         The complaint was served with a motion for a preliminary injunction requesting that the Company be directed to release the shares being held in escrow to Plaintiff. The Company thereafter moved to dismiss the complaint on the ground that the New York Court did not have jurisdiction over it.

Plaintiff's motion for a preliminary injunction was denied . In its decision denying the motion the Court stated that, "At this stage, these circumstances make it appear unlikely that the Plaintiff will prevail on the merits." The Court subsequently referred the Company's motion to dismiss for a hearing on the issue of jurisdiction. The hearing has been scheduled, but as of this date, has not taken place. If the matter can not be settled, the Company intends to pursue its motion to dismiss. The Company believes that it will eventually be successful in defending this claim since it believes that the Plaintiff violated the terms of the subscription agreement it executed when it purchased the Debenture wherein it represented, among other things, that it would not sell the Company's stock short. Plaintiff has admitted it sold short Plaintiff's stock in anticipation of the conversion of the Debenture.

                  2. The President and Secretary of the Company, who are also directors of the Company, along with three former directors of the Company and three other unrelated corporations are Defendants in a shareholders derivative action commenced in the Chancery Court of Delaware entitled Viola J. Heitz, Plaintiff, vs. Michael F. Thomas, William Ted Philips, Dwight F. Thomas, James
F. Rose, James R. Fitzgerald, TAJ Global Equities, Strategic Holdings Corp., National Financial Service Corporation, Defendants, Civil Action No. 15548-NC. The Company is also named as a nominal Defendant in the action. The Plaintiff alleges that the individual Defendants violated their fiduciary duty to the Company's shareholders by authorizing and causing the Company to loan over $10,000,000 to Strategic Holdings Corp. ("Strategic") to enable Strategic to pay for over 3,000,000 shares of the Company's stock which had been purchased by Defendant TAJ Global Equities ("TAJ") and placed in Strategic's account by TAJ when it could not pay for those shares. Plaintiff claims that TAJ "parked" the shares of the Company's stock it had purchased in Strategic's account with the knowledge and consent of its clearing broker, Defendant National Financial Service Corporation ("NFS"), although they knew that Strategic did not have the assets to pay for these shares, in order to circumvent regulations of the Securities and Exchange Commission and National Association of Securities Dealers which required either TAJ to pay for the shares or NFS to sell them in the open market to cover TAJ's purchase. Plaintiff further alleges that the individual Defendants agreed to cause the Company to loan Strategic the money to pay for the shares to prevent TAJ and NFS from dumping these shares in the open market in order to prevent a significant decline of the purchase price of the Company's stock that would have resulted from such action, although they knew that Strategic had no assets to repay the loan and the stock purchased with the loan to Strategic was worth less than sixty percent of the amount of the loan made by the Company to Strategic.

                  A motion to dismiss the action has been filed on behalf of the individual Defendants and the Company on the grounds the Court lacks jurisdiction over them, the Plaintiff should have made a demand upon the Company's Board of Directors before commencing this action, and, alternatively, to stay the action pending the outcome of an action filed by the Company against TAJ, its principal shareholder, William Jurdine and NFS, in the United States

District Court for the Eastern District of Tennessee entitled United petroleum Corporation, Plaintiff, vs. TAJ Global Equities, Inc., William Jurdine and National Financial Service Corporation, Defendants, Case No. 3:97-CV-202, in which the Company is seeking to recover the funds it loaned to Strategic to pay for the stock purchased by TAJ, as well as all other monies advanced by the Company to TAJ to repurchase the Company's stock for its account. The motion to dismiss was only recently filed and the Plaintiff has not, as of this time, submitted its answering papers to the motion. It is anticipated that the motion to dismiss will be successful. In the event that its is not, the action will be actively defended. In any event, any recovery made by the Plaintiff in the shareholders' derivative action will not have to be paid by the Company, but by the other Defendants for the benefit of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 3, 1996, the following corporate actions were authorized pursuant to Delaware Law by the Company's Board of Directors and a majority of the Company's shareholders by written consent without a meeting:

         (1) The amendment of the Company's Certificate of Incorporation (the "Certificate") to increase the number of authorized outstanding shares of the Company's stock to 60 million shares of which 10 million shares would be a new class of preferred stock, $.01 par value, issuable by the Company's Board of Directors in classes or series;

         (2) The amendment of the Certificate to provide for a classified Board of Directors and related matters including:

                  (a) classifying the Board of Directors into three classes, as nearly equal in number as possible, with members of one of the three classes being elected each year for a term of three years;

                  (b) providing that any Director may be removed with or without cause only with the approval of the holders of at least 75% of the voting power of the Company entitled to vote generally in the election of directors;

                  (c) providing that any vacancy on the Board shall be filled by a vote of the majority of the Directors then in office, even though less than a quorum;

                  (d) requiring that a special meeting of stockholders can only be called by the chairman, the Board of Directors or at the request of the holders of at least 35% of the shares entitled to vote at the special meeting;

                  (e) requiring advance notice of stockholder introduction of business at stockholder meetings; and

                  (f) increasing the stockholder vote required to alter, amend or repeal the foregoing amendments to the Certificate from a majority to 75% of the voting power of the Company.


         (3) The amendment of the Certificate to clarify that the Company is authorized to engage in any lawful activity; and

         (4) To increase the size of the Board from five (5) to seven (7) members.

         An amended Certificate incorporating the foregoing amendments was filed with the State of Delaware on March 18, 1997.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is presently traded on The Nasdaq Stock Market, Small Cap, under the symbol UPET. Trading on the Nasdaq Stock Market commenced in June 1995. All prices have been adjusted to give effect to the one for three (1:3) reverse stock split effected in June 1995.

         The range of high and low bid quotations for the Company's common stock during the fiscal years ended December 31, 1996 and December 31, 1995 are set forth below. Such bids represent prices between dealers without retail mark-up, mark-down or commissions, and do not necessarily reflect actual transactions. The bid prices for the Common Stock for the period June 1995 through December 31, 1996 are reported by The Nasdaq Stock Market, and the bid prices for the Common Stock for the period prior to June 1995 shown below are reported by market makers in the Company's common stock. Prior to listing of its common stock on The Nasdaq, Stock Market, the Company's common stock was listed on the "Electronic Bulletin Board" of the National Association of Securities Dealers effective on February 24, 1994.

Fiscal Year Ended        High Bid    Low Bid
December 31, 1996

First Quarter            $ 3.69      $ 2.00
Second Quarter           $ 3.12      $ 1.75
Third Quarter            $ 5.68      $ 1.87
Fourth Quarter           $ 3.12      $ 0.21



Fiscal Year Ended        High Bid    Low Bid
December 31, 1995

First Quarter            $ 7.20      $ 2.04
Second Quarter           $ 6.75      $ 3.93
Third Quarter            $ 7.00      $ 3.62
Fourth Quarter           $ 6.25      $ 1.50


         As of April 7, 1997, the number of shareholders of record of the Company's Common Stock was four hundred eighty-three (483). Management believes that there are approximately one thousand three hundred sixty two (1,362) beneficial owners of the Company's shares of common stock.

         The Company has paid no dividends since its inception. The loan agreement between the Company and First American Bank prohibits the payment of dividends in excess of fifty (50%) percent of net income without prior consent of such bank. Further, Delaware Corporation law provides that dividends are to be paid out of capital surplus only, and the declaration and payment of a dividend must not render the Company insolvent.

         The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements, its financial condition and other relevant factors. By reason of the Company's present financial status and its contemplated financial requirements, the Company does not anticipate paying any dividends on its common stock during the foreseeable future, but intends to retain any earnings for future expansion of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              The Company realized a net loss of ($11,572,293) in 1996 as compared to a net income of $180,536 in 1995. A summary of the comparative results between fiscal year 1996 and fiscal year 1995 is as follows:

RESULTS OF OPERATIONS

         Retail Car Wash and Related Automotive Services

         Revenues were realized as follows:

         Revenue                               1996             1995

         Gasoline                           $ 4,905,987    $ 5,188,348
         Car Wash                           $ 5,641,815    $ 5,954,493
         Oil & Lube                         $ 1,212,934    $   863,692
         Grocery                            $   631,389    $   683,682
         Other Sales                        $   843,857    $   687,267
         Credit Card Discounts              $   (93,567)   $   (79,673)
                                            -----------    -----------
                                            $13,142,415    $13,297,809

     The Company sold approximately 4,150,000 gallons of gasoline in 1996 as compared to approximately 4,600,000 gallons in 1995. This represents a decrease of approximately 450,000 gallons. A large portion of this decrease is attributed to the fact that the Company closed several gasoline locations during 1996 in order to update the underground tanks and lines.

The updates represent the final improvements necessary to bring the Company's gasoline locations up to 1998 standards. Management believes that the remaining decrease in gasoline volume is attributed to the conversion of many Company locations to Pennzoil gasoline as the Pennzoil name, although associated with motor oil, has not been recognized by customers as being associated with gasoline. The Company has no plans to add additional Pennzoil gasoline locations at this time. During 1996 the Company converted two gasoline locations, formerly branded Pennzoil, to branded Exxon locations. Volummes at each newly imaged Exxon location have been increasing since the re-imaging. The decrease in volume was partially offset by increased retail gasoline prices in 1996 as compared to 1995. Gasoline margins were 7.14% in 1996 as compared to 8.89% in 1995. The decrease in margins is primarily attributed to aggressive gasoline pricing on behalf of Company competitors which in turn required the Company to lower prices beyond the desired levels in an attempt to maintain volume levels at each location subject to extreme competition.

     Same store car wash revenue decreased from $5,954,493 in 1995 to $5,641,815 in 1996. This represents a decrease of $312,678 or approximately 5.25% over the previous fiscal year. No new car wash locations were built during 1996 nor are there any plans to build any new car wash locations in 1997. Management believes the decrease in revenues is primarily attributed to above average rain fall which occurred in the Southeastern United States during 1996.

     Oil and lube revenues increased to $1,212,934 in fiscal year 1996 as compared to $863,692 in fiscal year 1995. This increase of $349,242 equates to an increase of approximately 40.4% over the previous fiscal year. During 1996 the Company opened or acquired three new oil and lube centers as follows: (1) one in Oak Ridge, Tennessee and (2) two locations in Knoxville, Tennessee. The new lube centers accounted for approximately $87,022 of the increased revenues. Increased utilization of the six existing Company oil and lube centers accounted for the remaining increase of approximately $262,220 which equates to an increase of approximately 30.4% in same store revenues. This trend is expected to continue as oil and lube centers require two to three years to reach maximum utilization. None of the new oil and lube centers were open for the full fiscal year. The new locations were opened in July, September and December of 1996. At year end the Company had four new lube centers under construction as follows:
(1) one in Knoxville, Tennessee, (2) one in Newport, Tennessee, (3) one in Morristown, Tennessee and (4) one in Ft. Oglethorpe, Georgia. Management continues to be pleased with the continued growth of this division and expects similar growth in 1997.

     During 1997 the Company intends to open a minimum of four new oil and lube centers. The status and location of each new location is as follows: (1) 8031 Kingston Pike in Knoxville, Tennessee - financing is in place and construction is approximately 75% as of the date of this report; (2) 1039 Cosby Highway in Newport, Tennessee - financing is in place and the location opened subsequent to the year end and prior to the printing of this report; (3) 2519 E. Morris Blvd. in Morristown, Tennessee - the majority of the financing is in place and construction is approximately 75% complete as of the date of this report and (4) 700

Battlefield Parkway in Ft. Oglethorpe, Georgia - financing is in place and construction is approximately 60% complete as of the date of this report. Additional new oil and lube locations are presently being reviewed by the Company. The ability of the Company to add additional oil and lube locations beyond the four already under construction will be subject to the availability of appropriate financing. No assurance can be given that such financing will be available to the Company.

     Grocery revenues decreased to $631,389 in fiscal year 1996 as compared to $683,682 in fiscal year 1995 which represents a decrease of approximately $52,293 or 7.6%. Management believes that the decrease is primarily attributable to construction at several of the locations during the year which negatively influenced inside store sales.

     Other sales increased to $843,857 in fiscal year 1996 as compared to $687,267 in fiscal year 1995 for an increase of approximately $156,590 or 22.8%. The increase is attributed to the addition of food court sales in the amount of $171,517 which was partially off-set by a decrease in same store sales of $14,927. During 1996 the Company opened three new food court operations at existing Company locations. Operating results from these three new food court operations as of the date of this report have been below expectation and management is presently examining the marketing strategy regarding these operations.

     The subsidiary had a net loss of ($225,632) in fiscal year 1996 as compared to a net income of $208,636 in fiscal year 1995. Selling, general and administrative expenses were $3,067,305 in fiscal year 1996 as compared to $2,905,774 in fiscal year 1995. Other income(expense) was ($588,976) in fiscal year 1996 as compared to ($247,401) in fiscal year 1995. The primary difference is attributed to a one time gain on the sale of real estate in the amount of $241,783 which occurred in 1995. The subsidiary had a tax benefit of $74,000 in fiscal year 1996. Included in expenses for 1996 were $88,276 in amortized costs and $556,974 in depreciation.

     In 1996 the Company continued to expand the Calibur Systems, Inc. subsidiary. The following is a summary of the expansion:

         (1) May 1996-The Company opened a new food court inside the existing car wash and gasoline facility located in Farragut, Tennessee. The limited menu food court offered T.J. Cinnamon's bakery products and gourmet coffees. The T.J. Cinnamon's bakery was closed prior to the end of the year due to the fact that the costs associated with the operation were prohibitive as compared to the sales volume being achieved. Concurrent with the addition of the food court the Company converted the location to a branded Exxon gasoline facility. Financing for the improvements was provided by Kenesaw Leasing of Knoxville, Tennessee in the form of a lease. Subsequent to the end of the year this location was sold to Michael F. Thomas, the Company's President and Chief Executive Officer. See "Item 12 Certain Relationships and Related Transactions".

         (2) July 1996-The Company opened a new two bay Pennzoil Ten Minute Lube Center in Oak Ridge, Tennessee which was constructed as an addition to the Company's existing car wash facility in Oak Ridge, Tennessee. At present the location is performing approximately 375 oil changes per month which is in line with the expectations of management. Break-even is expected to occur at approximately 500 oil changes per month. Management expects the location to achieve break-even status and be profitable in fiscal year 1997. Concurrent with the addition of the new lube center the Company converted the location to a branded Exxon gasoline facility. This conversion required extensive remodeling of the facility including the addition of a food court, a new gasoline canopy and a complete updating of all gasoline equipment above and below ground. Financing for the improvements was provided by Nations Bank in Oak Ridge, Tennessee in the form of a term loan in the amount of $360,000 amortized over a period of ten years with an interest rate of 9.3%. The loan has a maturity of three years.

         (3) July 1996-The Company purchased the land associated with the Company's existing facility in Oak Ridge, Tennessee for $575,000 plus closing costs of approximately $5,000. The Company had leased the property for approximately ten years prior to the purchase. The annual rental payments were approximately $50,000 per year prior to the purchase. No financing was required as the acquisition was made in the form of a cash payment.

         (4) July 1996-The Company opened its first free standing food court in Cookeville, Tennessee. The food court was constructed on vacant land at one of the Company's existing locations in Cookeville, Tennessee. The new food court had an operating loss of approximately $10,000 in 1996. Financing was provided for via a construction/permanent loan at Transfinancial Bank in Cookeville, Tennessee in the amount of $890,000 (which included the pay-off of the existing first mortgage) amortized over a period of fifteen years with an interest rate of 9.25%. The loan has a maturity of five years. Subsequent to the end of 1996 this location was sold to Michael F. Thomas, the Company's President, Chief Executive Officer and a Director of the Company. See "Item 12 Certain Relationships and Related Transactions".

         (5) September 1996-The Company acquired a new two bay lube center located at 816 Merchants drive in Knoxville, Tennessee. The location, formerly branded Quaker State, was converted into a Pennzoil Ten Minute Lube Center by the Company. This location had an operating loss of approximately $2,200 in 1996. Management is pleased with progress at this location and is expecting the location to be profitable in 1997. No financing was required as the Company was able to obtain the location by purchasing the inventory for approximately $30,000 in the form of a cash payment and assuming the lease on the facility. The lease is for twenty years beginning July 21, 1987 with a monthly lease payment of $4,100. The lease contains an option for two additional five year periods.

         (6) December 1996-The Company began operations on a test basis of a new Pennzoil Ten Minute Lube Center on Cumberland Avenue in Knoxville, Tennessee. The facility was leased from Michael F. Thomas, the Company's President and CEO, on a month to month basis as of the end of the year. Management made the decision to not to continue to operate at this location subsequent to the end of fiscal 1996 and ceased operations at this location in January 1997.


     Gas and Oil

     Revenues were realized as follows:

         Revenue                                 1996           1995
         Natural Gas                            $90,899          $0
         Oil                                    $   995          $0
                                                -------        ------
         Total Revenues                         $91,894          $0

     Natural gas revenue increased to $90,899 in fiscal year 1996 as compared to $0 in fiscal year 1995. This increase is attributed to successful drilling operations in both Kentucky and Pennsylvania.

     Oil revenue increased to $995 for fiscal year 1996 as compared to $0 in fiscal year 1995. This increase is attributed to incidental oil production from natural gas wells drilled by the Company in 1996.

     The subsidiary had a net loss of ($35,133) for fiscal year 1996 as compared to a net loss of ($42,696) in fiscal year 1995. Cost of sales for fiscal year 1996 was $5,725 as compared to $0 in fiscal year 1995. Selling, general and administrative expenses for the subsidiary were $132,282 for fiscal year 1996 as compared to $42,696 in fiscal year 1995. Included in the selling, general and administrative expenses for fiscal year 1996 is $58,056 which is depletion, depreciation and amortization. The subsidiary had a tax benefit of $11,000 in fiscal year 1996.

     In 1996 the Company continued to expand the Jackson-United Petroleum Corporation subsidiary. The following is a summary of the expansion:

         (1) August 1996-The Company entered into a pilot participation agreement with Western Engineering, Inc. (Western) related to a water-flood project on leased properties of Western. The cost to the Company for this participation interest was approximately $275,000. Under the terms of the agreement Western receives the first 40 barrels of production per day and the Company receives the next 55 barrels. Production above these levels are shared equally between Western and the Company. The agreement grants the Company the production described above for twenty-four (24) months or until the Company has received $550,000. The agreement further provides that the Company will be granted the exclusive right to participate in the continued development of the Western field upon the successful completion of the pilot project. No revenue was realized from this arrangement in 1996. No assurance can be given that the pilot project will ultimately produce revenues for the Company.

         (2) September 1996-The Company placed the first of three wells drilled under a farmout agreement with Penn Virginia Oil and Gas Corporation into production. Revenues from this well totaled approximately $16,650 during 1996 on a volume of approximately 7,595 MCF. The presence of natural gas was also discovered in the two additional wells drilled under the farmout agreement. However, these two wells are presently shut-in awaiting pipeline connection. The costs to connect the remaining two wells to the pipeline are estimated to be approximately $20,000 to $25,000. The cumulative costs associated with these three wells totaled approximately $796,000.

         (3) September 1996-The Company placed the only successful well drilled under an agreement with Varega Financial Management into production. Revenues from this well totaled approximately $5,400 during 1996 on volume of approximately 2,600 MCF.

         (4) October 1996-The Company placed the first four of sixteen wells drilled under a joint venture agreement with Kastle Resources Enterprises, Inc. into production. All sixteen of the wells were placed into production as of year end 1996. Four of the wells were placed into production in October 1996, six additional wells were placed into production in November 1996 and the remaining six wells were placed into service in December 1996. Revenues from the sixteen wells totaled approximately $58,100 in 1996 on a volume of approximately 36,900 MCF. Subsequent to the end of the year, the Company collected revenues of approximately $31,500 for the month of January 1997 which represents revenues from all sixteen wells. The cumulative costs associated with these sixteen wells totaled approximately $3,000,000.

         (5) October 1996-The Company participated in the drilling of three wells in Ohio with Kastle Resources Enterprises, Inc. No presence of marketable quantities of oil or natural gas was discovered in these wells. The cumulative costs associated with these three wells totaled approximately $270,000.

         (6) November 1996- The Company successfully completed a well on a lease acquired by the Company in Martin County, Kentucky. The cumulative costs associated with this well totaled approximately $205,000. Revenues from the well in 1996 totaled approximately $12,000 on a volume of approximately 3,100 MCF. These revenues represent production for only two months in 1996.

     Selling, general and administrative expenses on a consolidated basis, including the parent company and both subsidiaries, increased from $3,137,665 in fiscal year 1995 to $4,014,670 in fiscal year 1997. This equates to an increase of $877,005 or 27.9%. This increase can be attributed to many areas but the greatest increases can be attributed to insurance, legal, professional fees, accounting fees and wages.

     Shareholder relations expense increased to $292,014 in fiscal year 1996 as compared to $166,308 in fiscal year 1995.

     Non-recurring charges totaling $11,779,872 were expensed in fiscal year 1996 as compared to $0 in fiscal year 1995. These charges consisted of the following: (1) the cost of withdrawn offerings was $97,919, (2) investment banking expenses were $541,600, (3) guaranty fees of $98,682, and (4) a loss recognized related to dealings with a brokerage firm in Tampa, Florida, TAJ Global Equities, Inc. in the amount of $11,041,671. See "Item 1 Business, Debenture Offering" and "Item 3 Legal Proceedings".


     Provisions for income taxes in fiscal year 1996 resulted in a tax benefit equal to ($3,480,000) due to the loss experienced in fiscal year 1996 as compared to a provision for tax expense of $134,822 in fiscal year 1995.

FINANCIAL CONDITION

     As of December 31, 1996 the financial condition of the Company had deteriorated as compared to the year ended December 31, 1995. The working capital deficit of approximately $495,000 as of December 31, 1995 increased to a deficit of approximately $1,915,734 as of December 31, 1996. A substantial portion of the increased deficit can be attributed to the following items: (1) increases in accounts payable, (2) increases in accrued expenses and (3) increases in current maturities of long term debt. The balance sheet experienced significant deterioration as a result of the write off a note receivable in the amount of approximately $11,041,671 See, "Item 1 Business, Debenture Offering." The note is a non-recourse obligation executed by Strategic Holdings Corporation and is secured by 1,834,407 shares of the Company's common stock. It was the decision of management to report the full amount of the receivable as a loss during fiscal year 1996. In the event of a recovery of all or a portion of the funds, the Company will show a corresponding gain at the time of the recovery. As of the date of this report a lawsuit has been filed in an attempt to recover the $11,041,671. There can be no assurance that the receivable can or will be collected by the Company.

     The condition of the balance sheet and the losses sustained by the Company in fiscal year 1996 have caused the Company to be in violation of loan covenants with two of the Company's lenders. A loan in the approximate amount of $900,000 was called by First Tennessee Bank in Knoxville, Tennessee during third quarter of 1996. The loan was secured by a first mortgage on the Company's Calibur location in Farragut, Tennessee. As of year end the loan was in technical default and the bank demanded that the Company pay-off the loan. Subsequent to the end of the year and prior to the date of this report, the loan was paid in full by the Company through the sale of the Farragut, Tennessee location to Michael F. Thomas, the President and CEO of the Company. See "Item 12 Certain Relationships and Related Transactions". The location was an excellent facility. However, due to the fact that the location was highly leveraged and had a negative cashflow after debt service in 1996 the sale of the location improved the balance sheet and will have a positive effect on the cashflow of the Company in 1997.

      The financial condition of the Company was also in violation of the loan covenants related to approximately $2,000,000 in loans from First American Bank of Knoxville,

Tennessee. Subsequent to the end of the quarter and prior to the date of this report, First American Bank waived the violations of the loan covenants existing at December 31, 1996. The majority of the loans with First American Bank are first mortgage loans on real estate owned by the Company. One of the mortgages matured on January 1, 1997 and was not renewed by the Bank. However, the Company has a contract to sell a portion of the collateral for an amount sufficient to retire the matured mortgage. The Company entered into a forbearance agreement with the Company on April 7, 1997. The forbearance agreement allows the Company a three month period of time to cause the matured loan to be paid in full. No demand for payment has been issued by the Bank as of the date of this report.

     During 1996 the Company completed the private placement of thirteen (13) convertible debentures (the "Debentures") pursuant to an exemption from registration afforded by Regulation S, as promulgated by the Securities and Exchange Commission, under the Securities Act of 1933, with an aggregate face value of $27,500,000. The net proceeds to the Company were approximately $20,631,500 before expenses of approximately $2,890,000. Debentures with a face value of approximately $14,200,000 carry an interest rate of seven percent (7%) and the remaining debentures with a face value of approximately $13,300,000 carry an interest rate of six percent (6%). The debentures are convertible into common stock of the Company. The conversion price is equal to one hundred percent (100%) of the average market price per share as reported by NASDAQ for the five (5) business days prior to conversion or $4.00 whichever is lower.

     During 1996 approximately $10,000,000 face value of the debentures was converted into 6,436,955 shares of the Company's common stock. Interest expense totaled approximately $548,000 in 1996, of which $136,604 was paid for in 123,545 shares of the Company's common stock. Accrued and unpaid interest on the debentures as of December 31, 1996 totaled $347,104.

     Subsequent to the end of the year and prior to the date of this report, debentures with an aggregate face value of approximately $667,600 were converted into 1,411,840 shares of the Company's common stock. During this same period the Company issued 93,230 shares of the Company's common stock as payment for interest payable to debenture holders.

     Subsequent to the end of the year and prior to the date of this report, the Company has reached agreements with the majority of the debenture holders to convert the majority of the debentures into preferred stock of the Company. These conversions are expected to occur in the second quarter of 1997 and will result in a substantial increase in the net worth of the Company and improve the balance sheet.

     During 1997, the Company will continue to seek additional sources of capital or financing for the following reasons:

         (1) To increase overall balance sheet liquidity of the Company. Without the necessary liquidity to be able to act quickly the Company is deprived of the opportunity to make acquisitions that could prove beneficial.

         (2) To further expand the Company's drilling programs and to acquire producing oil and gas properties. Management is presently negotiating with several firms in asset based lending segment of the oil and gas industry. Firms of this type are willing to finance oil and gas properties based on the value of each individual acquisition as opposed to requiring a fixed amount of equity. By means of this type financing the Company may have the opportunity to acquire oil and gas properties without the issuance of additional equity securities. Lenders of this type are also accustomed to production payments as opposed to fixed payments as required by more traditional lenders. This would allow the Company to be assured of a positive cashflow associated with the properties being acquired via this means of financing. There can be no assurance that the Company will locate any attractive oil and gas acquisition candidates nor is there any assurance that the appropriate capital and/or debt financing will be available to the Company.

         (3) Although the focus of the Company will be on the growth of the oil and gas subsidiary, the Company will continue to look for attractive acquisitions in the retail automotive subsidiary. In the event such an opportunity should arise, capital would be required. There can be no assurance that the Company will locate any attractive acquisition candidates for the retail automotive subsidiary nor is there any assurance that appropriate equity and/or debt financing will be available to the Company.

EXPANSION and CAPITAL REQUIREMENTS

     As of December 31, 1996 the Company is committed to certain expansion projects in the retail subsidiary and they are as follows:

         (1) The Company presently has a new Pennzoil Ten Minute Lube Center under construction in Ft. Oglethorpe. Georgia. No further financing is required. A construction and permanent loan was acquired from Northwest Georgia Bank in an amount sufficient to cover the estimated costs of the project. No provisions have been made for cost overruns which may occur related to this project.

         (2) The Company presently has a new Pennzoil Ten Minute Lube Center under construction in Morristown, Tennessee. This location is a "build to suit" and is being leased by the Company. The lessor provided $135,000 in financing for the project. The total cost of the project is expected to be approximately $200,000. The Company will be financing the remaining costs associated with this project from cashflow.

         (3) The Company presently has a new Pennzoil Ten Minute Lube Center under construction on Kingston Pike in Knoxville, Tennessee. Although this location is being constructed on leased property the Company is responsible for the development costs. No further financing is required. The Company obtained a construction/permanent loan from a division of Citicorp, N.A. in conjunction with a loan program sponsored by Pennzoil prior to beginning construction in an amount sufficient to cover the costs of the anticipated project costs.

         (4) As of the date of this report, the Company has accounts payable in the energy subsidiary of approximately $375,000 related to the drilling of wells in Eastern Kentucky. The Company intends to leverage the producing wells in the energy subsidiary during 1997 to enable the Company to pay the payables. No assurance can be given that appropriate financing will become available in order for the Company to pay the accounts payable in the energy subsidiary.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements and supplementary data commence on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 15, 1996 the Board of Directors of the Company voted to dismiss Dunn Cresswell Sparks Smith Horne & Downing (the "Dunn Cresswell Firm") as the Company's certifying accountants. On the same day the Dunn Cresswell Firm resigned.

         During the two most recent fiscal years prior to the termination of the Dunn Creswell Firm, and any subsequent interim periods preceding the termination of its employment, there were no disagreements between the Company and the Dunn Creswell Firm with respect to (i) auditing principles, (ii) practices and financial statements, and, (iii) disclosure or auditing scope and procedure.

         During the two most recent fiscal years and any subsequent interim periods preceding its termination, the Dunn Creswell Firm, did not advise the Company that: (i) internal controls necessary for the Company to develop reliable financial statements did not exist; (ii) information had come to its attention that had led it to no longer be able to rely on management's representations or that it was unwilling to be associated with the financial statements prepared by management; (iii) it needed to expand significantly the scope of its audit, or that information had come to its attention during the Company's two most recent fiscal years and any subsequent interim period preceding the termination of its employment, that, if further investigated, might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, including information that might prevent them from rendering an unqualified audit report on those financial statements, or cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements; and, (iv) information had come to its attention that it had concluded materially impacted the fairness or reliability of either a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the their satisfaction), would prevent them from rendering an unqualified audit report on those financial statements.

         On July 15, 1996 the Board of Directors of the Company voted to retain the firm of Cooper & Lybrand to act as the Company's certifying accountants. Coopers & Lybrand began conducting an audit of the Company's financial statements for the period ending June 30, 1996 in anticipation of a registration of the Company's securities which was eventually aborted. On November 18, 1996, prior to the completion of the June 30, 1996 audit, Coopers & Lybrand resigned as the Company's certifying accountants. Accordingly, a report for that period did not issue. Coopers & Lybrand did not state that a report, if issued would contain an adverse opinion or disclaimer of opinion or would be qualified as to uncertainty, audit scope or accounting principles.

         During the interim period preceding the termination of Coopers & Lybrand's employment, there were no disagreements between the Company and Coopers & Lybrand with respect to (i) auditing principles, (ii) practices and financial statements, and, (iii) disclosure or auditing scope and procedure.

         During the interim period preceding the termination of Coopers & Lybrand's employment, Coopers & Lybrand did not advise the Company that: (i) internal controls necessary for the Company to develop reliable financial statements did not exist; (ii) information had come to its attention that had led it to no longer be able to rely on management's representations or that it was unwilling to be associated with the financial statements prepared by management; (iii) it needed to expand significantly the scope of its audit, or that information had come to its attention during the interim period preceding the termination of its employment, that, if further investigated, might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, including information that might prevent them from rendering an unqualified audit report on those financial statements, or cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements; and, (iv) information had come to its attention that it had concluded materially impacted the fairness or reliability of either a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the their satisfaction), would prevent them from rendering an unqualified audit report on those financial statements.

         On January 7, 1997, the Company engaged the firm of Reel & Swafford, PLLC, of Nashville, Tennessee (the "New Accountants") as its new certifying accountants. The principals of the New Accountants were formerly associated with the Dunn Creswell Firm, the Company's prior certifying accountants firm and which firm had certified the Company's financial statements for 1995.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the name, age and position of each current director and executive officer of the Company:

Name, Age and Address                                  Position

Michael F. Thomas, 44                   Chief Executive Officer, President and
4867 North Broadway                                    Director
Knoxville, Tennessee  37928

Dwight S. Thomas, 44                      Secretary, Treasurer and Director
4867 North Broadway
Knoxville, Tennessee  37928

Walter L. Helton, 63                                   Director
c/o Tennessee Tech University
P.O. Box 5062
Cookeville, Tennessee 38505

Donald D. Patton, 42                    Director and Executive Vice-President
4867 North Broadway
Knoxville, Tennessee 37928

Neal S. Melnick, 50                                    Director
1518 Broadway N.
Knoxville, Tennessee  37917

Arthur H. VanBuren, 31                                 Director
Suite # 10
118 South Dixie Hwy.
Cookeville, Tennessee  38501

Charles S. Lobetti, 34                         Chief Financial Officer
4867 North Broadway
Knoxville, Tennessee 37928

L. Douglas Keene, Jr., 43                      Executive Vice President
4867 North Broadway
Knoxville, Tennessee  37928


         Michael F. Thomas and Dwight S. Thomas are cousins. There are no other family relationships between any directors or executive officers of the Company.

Michael F. Thomas

         Mr. Thomas, age 44, received a B.A. Degree in Accounting in 1975 from Tennessee Technological University in Cookeville, Tennessee. He was the manager of the finance
billing department for the City of Cookeville from 1975 to 1976, and from 1976 to 1977, he was the department manager for Fleetguard, Inc., a manufacturer of heavy-duty filters, which is a division of Cummins Engine. As department manager, he supervised thirty employees and coordinated production. Mr. Thomas founded Calibur Car Wash Systems, a predecessor of Calibur Systems, in 1977; he operated Calibur Car Wash Systems as a sole proprietorship until organizing Calibur Systems on October 1, 1992. In 1984, Mr. Thomas also formed TCS, which designs, manufactures and sells car wash equipment and related supplies. In his Form 5 filing for fiscal year ended December 31, 1995 which was not timely filed, Mr. Thomas noted that he failed to file Form 4s reporting eight (8) transactions during such fiscal year.

Dwight S. Thomas

         Mr. Thomas, age 44, received an A.S. Degree in Criminology in 1975 and a B.S. Degree in Sociology in 1977 from Tennessee Technological University in Cookeville, Tennessee. From June, 1981 until March, 1987, he was location manager for Calibur Car Wash Systems, responsible for approximately twenty hourly employees, hiring, dismissals, training, labor, inventory controls, daily reports, bank deposits, customer relations and quality control. From 1987 until the present, he has been the District Manager for Calibur Car Wash Systems, responsible for fifteen salaried managers, hiring and training managers and communicating daily with the Company's locations. Mr. Thomas was also responsible for implementing training programs for all phases of operations, setting goal incentives for management programs and organizing and implementing testing for OSHA guidelines.

Walter L. Helton

         Mr. Helton, age 63, is the founder of the geology department at Tennessee Tech University located in Cookeville, Tennessee and has been a member of the faculty there since 1966. He earned a Doctorate in Geology from the University of Tennessee in 1967. He has formerly served as a consultant to other public companies such as Marathon Oil and as a consultant to numerous private energy companies including B. Ray Thompson Coal Company. Among his other accomplishments he is widely published in the energy field and has authored many university level text books as well as been contacted to perform mapping services for both the States of Tennessee and Kentucky Geological departments.

Donald D. Patton

         Mr. Patton, age 42, joined the Company in August 1996 as an Executive Vice-President concentrating on the oil and gas division. Mr. Patton has over nineteen years of experience in the energy field with industry leading companies such as Ashland Exploration, Inc., Union Texas Petroleum Corporation, Mosbacher Energy Co. and Home Petroleum Corporation. He has been involved in a number of significant acquisitions, mergers and joint ventures. He received a B.S. degree from Lincoln Memorial University in Harrogate,

Tennessee in 1976 and an M.B.A. degree from the University of St. Thomas in Houston, Texas in 1989. He is a Certified Professional Landman. For the five years prior to joining the Company he was employed by Ashland Exploration, Inc. involved primarily in the areas of acquisition and development. His experience includes the Appalachian and Michigan Basins, Gulf Coast, the Rocky Mountain Region, Texas, Canada and Offshore areas.

Neal S. Melnick

         Mr. Melnick, age 50, is an attorney in private practice in Knoxville, Tennessee specializing in the areas of business and commercial law. He received a J.D. degree from the University of Baltimore in 1971. He was admitted to practice in Maryland in 1971, the District of Columbia in 1978 and Tennessee in 1989. He is admitted to practice before the 4th, 6th and 11th United States Court of Appeals, the District of Columbia Circuit Court of Appeals and the United States Supreme Court. From 1978 to 1989 he was a member of the firm of Weinstock, Stevens & Harris, P.A. located in Baltimore, Maryland. From 19789 to 1995 he was the senior partner of the firm of Melnick & Moore in Knoxville, Tennessee. He has served on the Board of Governors of the American Bankruptcy and Insolvency Section Council. In 1983, he was selected to represent the Bankruptcy Trustee in the C.H. Butcher, Jr. case, involving the failure of numerous banks and savings and loan associations in Tennessee. He has served on the Board of Directors of Union County Bank and C&C Life Insurance Company. He represents the Company in Tennessee regarding issues other than securities.

Arthur H. VanBuren.

         Mr. VanBuren, age 31, is a certified public accountant with VanBuren & Company located in Cookeville, Tennessee. He was formerly in the tax department of Ernst & Young in Tampa, Florida. Mr. VanBuren represents the Company in their tax matters, including preparation of the Company's federal and state income tax returns. In 1987 he received a B.S. degree in Business Administration from the University of Tennessee located in Knoxville, Tennessee and later received a Master of Accountancy degree in 1988. Mr. VanBuren serves on the Board of Directors of Short Bark Industries, L.L.C.

L. Douglas Keene, Jr.

         Mr. Keene, age 43, received a B.S. Degree in Business Administration, majoring in Banking and Finance, from the University of Tennessee in 1976. Mr. Keene graduated from the Tennessee School of Banking at Vanderbilt University in 1980, where he achieved the highest score in his class. He graduated from the National Commercial Lending School in Norman, Oklahoma in 1981. Mr. Keene's banking career began in 1976 with the Citizens Bank in Pikeville, Kentucky. He remained in the banking industry until April, 1985, when he resigned as Vice President, Commercial Loans, at First Tennessee Bank in Knoxville, Tennessee, to establish Keene Financial Corporation. He was the principal of Keene Financial Corporation from April 1983 to August 1993, which was established to provide mortgage banking services and financial consultation to entrepreneurs in the Southeast. Mr. Keene joined the Company in August 1993. In his Form 5 filing for fiscal year ended December 31, 1995 which was not timely filed, Mr. Keene noted that he failed to file a Form 4 reporting one (1) transaction during such fiscal year.

Charles B. Lobetti

         Mr. Lobetti, age 33, is a licensed Certified Public Accountant in the State of Tennessee. He formerly served as President of Lobetti, Dunn, Creswell, Sparks & Reel, P.C. ("LDCSR"), a Knoxville, Tennessee based Certified Public Accounting Firm. During his employment with LDCSR he served as client service executive to a diversified client base and was responsible for the delivery of accounting, tax and consulting services to the Company. Prior to joining LDCSR, he was employed by the Tampa, Florida offices of Ernst & Young, LLP as a Senior Tax Consultant. Mr. Lobetti received both a B.S. Degree in Business Administration and a Master of Accountancy Degree from the University of Tennessee. He joined the Company as Chief Financial Officer in January 1997.

         There is no understanding or arrangement between any director or any other persons pursuant to which such individual was or is to be selected as a director or nominee of the Company.

         Directors of the Company hold office for a term of three years, until successors are elected and qualified or until their earlier resignation or removal. The officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended December 31, 1996, 1995 and 1994, respectively. No other executive officer was paid or accrued compensation in excess of $100,000 per annum for such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                    Long Term Awards

Name and                           Year      Salary        Bonus     Other Annual    Number of       All Other

Principal Position                           ($)           ($)       Compensation    Options         Compensation
                                                                     ($)(1)

Michael F. Thomas,(2)              1996      $300,000      -0-           -0-        1,183,334(3)       98,682(4)
Chief Executive
Officer                            1995      $300,000      -0-           -0-           -0-               -0-

                                   1994      $300,000      -0-           -0-           -0-               -0-

Compensation of Directors

         During fiscal year ended December 31, 1996, all directors of the Company were granted an option to purchase 50,000 shares of restricted Common Stock of the Company for a five year term at an exercise price for outside directors equal to $0.38 and an exercise price to inside directors equal to $1.00. The fair market value of the Company's stock at the time of grant, December 17, 1996 was $0.38 per share. Subsequent to the end of the fiscal year, in January 1997 replacement options were granted with a lower exercise price of $0.26 per share, the twenty day (20) average price of the Company's shares as reported by NASDAQ. The lower price was granted to all directors with no distinction as to whether the director was considered inside or

--------

         (1) For fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994, Mr. Thomas was paid the sum of $356,000, $324,000, $356,000, respectively, which approximates the debt service for the lease of three Calibur retail locations. See Item 12. "Certain Relationships and Related Party Transactions".

         (2) As of December 31, 1996, Mr. Thomas held 2,114,214 restricted shares of the Company's Common Stock with an aggregate value of $591,979.92 based upon the closing price of $0.28 per share, as reported by The Nasdaq Stock Market.

         (3) Represents four (4) options granted to Mr. Thomas. All of which have been replaced with options having a lower exercise price.

         (4) Represents a one percent (1%) fee charged to the Company for Mr. Thomas' personal guaranty of the Company's debt.

outside the Company. The term of the replacement options remained the same as the options which were replaced. The replacement options were granted in order to provide the incentive for increased service to the Company by the option holders, which was negated by the decline in the market price of the Company's common stock.

         Employment Agreements


         On September 18, 1996 the Company entered into a five (5) year employment agreement with Michael F. Thomas. The agreement provides that Mr. Thomas will act as President and Chief Executive Officer of the Company during the term of the agreement. The agreement provides for the following compensation: (1) an annual salary of $400,000 (it should be noted, however, that Mr. Thomas and the Company agreed that Mr. Thomas' salary would continue at its prior rate of $300,000 per year and he is currently being paid at that rate); (2) an option to purchase 500,000 restricted shares of the Company's common stock at the market price as of the date of the agreement (this option has subsequently been repriced and presently has an exercise price equal to $0.26 per share); (3) a Company provided automobile; and, (4) Company provided health insurance.

         Consulting Agreements

         On April 17, 1996 the Company entered into a consulting agreement with Strategic Holdings Corporation ("Strategic"). Strategic was to assist the Company in the areas of enhancing its corporate image, increasing the number of market makers in the Company's stock, improving investor relations and media relations. In consideration for these services, the Company agreed to issue Strategic warrants to purchase 1,125,000 shares of the Company's common stock at the price of $2.25 per share. The agreement further provides that 350,000 of the shares covered by the warrants would be from shares registered by the Company pursuant to Regulation S-8. Subsequently, the Company and Strategic entered into an escrow agreement in connection with a promissory note issued by Strategic to the order of the Company. See "Item 1 - Business Debenture Offering". No shares have been issued by the Company to Strategic subsequent to the execution of that escrow agreement and it is not anticipated that the Company will issue any further shares of its stock to Strategic.

         On December 19, 1996 the Company entered into a consulting agreement with Mongoose Investments, L.L.C. ("Mongoose"). The manager of Mongoose, Rick Smyth, has experience in managing both public and private companies. He has agreed to assist the Company in the areas of management, finance, corporate governance, shareholders issues, corporate marketing and strategic planning. The Agreement provides that the Company will pay Mongoose for its services at the rate of $125 per hour with a minimum fee of $10,000 per month to be paid one-half in cash and the balance in shares of the Company's stock registered pursuant to Regulation S-8 at an agreed valuation of $1.00 per share. In addition, the agreement provides that Mongoose shall have an option to acquire 500,000 shares of the Company's stock registered pursuant to

Regulation S-8. The option is exercisable at the price of $1.00 per share which was above the market price on the date the option was granted. The option may be exercised as follows: (1) 100,000 shares may be purchased at any time; (2) 100,000 shares may be purchased at any time after the market price of the Company's stock reaches $2.00 per share; (3) 100,000 shares may be purchased at any time after the market price of the Company's stock reaches $3.00 per share;
(4) 100,000 shares may be purchased at any time after the market price of the

Company's stock reaches $4.00 per share; and, (5) 100,000 shares may be purchased at any time after the market price of the Company's stock reaches $5.00 per share. The options expire as of December 31, 1999. The agreement is for a term of one year and may be cancelled by the Company upon ninety (90) days written notice. The Company has paid Mongoose for its services through March 1997 when, by mutual agreement, Mongoose ceased providing services to the Company. At this time, it is not anticipated that any further payments will be made by the Company to Mongoose.

         The following table sets forth certain information relating to stock option grants during Fiscal 1996 to the Company's Chief Executive Officer:

                        OPTION GRANTS IN LAST FISCAL YEAR

                             Individualized Grants
------------------------------------------------------------------------------------
Name               Number of Securities  Percent of Total     Exercise or Expiration
                   Underlying            Options/SARs         Base Price  Date
                   Options/SARs          Granted to           ($/Sh)
                   Granted (#)           Employees in Fiscal
                                         1996

Michael F. Thomas  500,000               39%                  $3.25       09/18/06
                    50,000                                    $1.00       12/17/01

         The following table sets forth certain information relating to option exercises effected during Fiscal 1996, and the value of options held as of such date by each of the Company's Chief

Executive Officer for Fiscal 1996:

                   AGGREGATE OPTION EXERCISES FOR FISCAL 1996
                           AND YEAR END OPTION VALUES

                                                                 Number of Securities      Value(5) of Unexercised
                                                                Underlying Unexercised            In-the-Money
                                                                    Options/SARs at             Options/SARs at
                                                                   December 31, 1996           December 31, 1996
         Name              Shares Acquired     VALUE ($)             Exercisable/                Exercisable/
                             on Exercise       REALIZED(6)           Unexercisable               Unexercisable

Michael F. Thomas                -0-                -0-              1,183,334-0-                   $0/-0-




         The following table sets forth certain information regarding repricings of o options held by all executive officers during the past fiscal year.

         OPTION REPRICINGS DURING FISCAL YEAR ENDED DECEMBER 31, 1996(7)

Name                       Date            Number of                                                        Length of
                                           Securities       Market Price    Exercise                        Original
                                           Underlying       of Stock at     Price at Time                   Option Term
                                           Options          Time of         of Repricing                    Remaining at
                                           Repriced or      Repricing or    or              New Exercise    Date of
                                           Amended (#)      Amendment       Amendment       Price ($)       Repricing or
                                                            ($)             ($)                             Amendment

Michael F. Thomas          12/17/96         33,334          $0.38           $2.04           $1.00           9/7/99
                                           600,000          $0.38           $2.00           $1.00           11/20/00
                                           500,000          $0.38           $3.25           $1.00           9/18/06

                           1/22/97          33,334          $0.38           $1.00           $0.26           9/7/99
                                           600,000          $0.38           $1.00           $0.26           11/20/00
                                           500,000          $0.38           $1.00           $0.26           9/18/06
                                            50,000          $0.38           $1.00           $0.26           12/17/01

--------

         (5) Represents four (4) options granted to Mr. Thomas. As of the of end of fiscal 1996 the market price of the Company's stock was less than the exercise price of all these options. All of which were replaced in 1997 with a lower exercise price which at the time was lower than the market price of the Company's stock.

         (6) Value realized in dollars is based upon the difference between the fair market value of the Common Stock on the date of exercise, and the exercise price of the option.

         (7) As adjusted to give effect to the one for three (1:3) reverse stock split effected in June 1995. The replacement options were granted by the Company in order to provide the incentive for increased services by the option holder which was negated by the decline in the market price of the Company's stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of March 31, 1996 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group:

Name and Address of                   Amount of                 Approximate
Beneficial Owner                      Beneficial                Percent of Class
                                      Ownership(8)

Michael F. Thomas                     3,947,548(9)              25%
4867 North Broadway
Knoxville, Tennessee  37928

Dwight S. Thomas                        341,334(10)             2.4%
4867 North Broadway
Knoxville, Tennessee  37928

Walter L. Helton                        113,000(11)             Less than 1%
c/o Tennessee Tech University
P.O. Box 5062
Cookeville, Tennessee 38505

Donald D. Patton                        175,000(12)             1.2%
4867 North Broadway
Knoxville, Tennessee 37928

Neal S. Melnick.                        106,000(13)             Less than .1%
1518 Broadway N.
Knoxville, Tennessee  37917

--------

         (8) Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power.

         (9) Consists of 2,114,214 shares held directly and options to purchase 1,833,334 shares.

         (10) Consists of 8,000 shares held directly and options to purchase 333,334 shares.

         (11) Consists of 63,000 shares held directly and options to purchase 50,000 shares.

         (12) Consists of 25,000 shares held directly and options to purchase 150,000 shares.

         (13) Consists of 56,000 shares held directly and options to purchase 50,000 shares.

Arthur H. VanBuren                       50,000(14)             Less than 1%

Suite 10
South Dixie Hwy.
Cookeville, Tennessee 38501

L. Douglas Keene, Jr.                   302,000(15)             2.1%
4867 North Broadway
Knoxville, Tennessee  37928

Charles B. Lobetti                      250,000(16)             1.8%
4867 N. Broadway
Knoxville, Tennessee 37917

Strategic Holdings Corporation        1,834,407(17)             13.2%
8881 North Lake Dasha Drive
Plantation, Florida 33324

All Directors and Officers as a       5,284,882(18)             31.2%
Group (8 persons)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following related party transactions were not negotiated or consummated at arms' length, but management believes that such transactions were favorable to the Company.

Leases

         The Company leases three (3) of its retail car wash locations (see Item 2, Description of Properties, facility nos. 6, 8 and 9) from Mr. Thomas, the Chairman of the Board, Chief

--------

         (14) Consists of options to purchase 50,000 shares.

         (15) Consists of 52,000 shares held directly and options to purchase 250,000 shares.

         (16) Consists of options to purchase 250,000 shares.

         (17) These shares have been pledged by Strategic Holdings Corporation ("Strategic") as security for a promissory note executed on October 18, 1996 by Strategic to the order of the Company in the amount of $10,776,660.90. These shares are being held in escrow in connection with that transaction pursuant to an escrow agreement between Strategic and the Company. The escrow agreement provides that Strategic will execute a proxy in favor of the escrow agent for all of these shares upon the request of the escrow agent. See "Item 1 - Business, Debenture Offering.

         (18) Consists of 2,318,214 shares held directly and options to purchase 2,966,668 shares.

Executive Officer, President of the Company. The monthly rental for these properties is $27,000. The lease payments on properties to Mr. Thomas for fiscal year ended December 31, 1996 and fiscal year ended December 31, 1995 was $356,000 and $324,000, respectively. The lease term for these properties run through December 2002 and includes one ten year option renewal. Included in the $356,000 for 1996 was $32,000 which was two monthly lease payments expensed associated with the month to month lease of a property on Cumberland Avenue in Knoxville, Tennessee. Effective January 1, 1997 the Company ceased operations at this location.

         In addition, the Company rents certain vehicles from Mr. Thomas, under month-to-month operating leases. Expenses related to these transactions were approximately $45,000 and $30,000 during fiscal year ended December 31, 1996 and December 31, 1995, respectively.

         The Company has issued 48,149 shares of its common stock as partial consideration for the sale to the Company of certain oil and gas lease rights by Circle R Company. Of these shares, 31,482 were issued in fiscal 1996. The three general partners of the Selling Security Holder are Gary Reece, A. Douglas Reece and James L. Rose. James L. Rose is the father of a former director of the Company, James R. Rose.

Acquisition of Retail Location and Equipment and Construction Activities

         Subsequent to the end of fiscal year 1996 the Company sold two retail facilities it owned to Mr. Thomas. These facilities were located at Farragut, Tennessee which was a car wash, food court, convenience store and Exxon branded gasoline station and Cookeville, Tennessee which was a self-serve gasoline AMOCO branded station, convenience store and free standing court. The Farragut, Tennessee location was sold for $1,140,000 on February 25, 1997 which was slightly more than the appraised value of the property as obtained by the Company from Hop Bailey & Company, an M.A.I. appraisal firm, in the amount of $1,100,500. The Cookeville, Tennessee location was sold for $879,000 on March 16, 1997 which was slightly less than the appraised value of $961,500 as obtained by the Company from the Furman Appraisal Agency in Cookeville, Tennessee. Both of these facilities were operating at a loss. The Company was unable to refinance the mortgages on these properties and determined it was in the best interests of the Company to sell them. (see Item 2, Description of Properties, facility nos. 1 and 13)

         During fiscal year ended December 31, 1996 the Company sold at net book value a planned retail outlet located in Knoxville, Tennessee that was under construction to Mr. Thomas in exchange for his assumption of $286,000 of the Company's debt on the property and the recognition of a receivable from Mr. Thomas to the Company of $343,421. The aggregate sales price was $624,421 which was higher than the appraised value of the property obtained by the Company from Scott Collins, an M.A.I. appraiser located in Knoxville, Tennessee. The Company also borrowed $300,000 from Mr. Thomas during 1996 and the Company's Board of Directors authorized payment in the amount of $99,000 to Mr. Thomas in consideration for his personal guarantee of the payment of Company debt. Net indebtedness to Mr. Thomas as of the end of fiscal year 1996 as a result of these and other transactions was approximately $18,049.

         During fiscal year ended December 31, 1995 the Company acquired an existing self-servicN car wash facility from Mr. Thomas. Financing for the $200,000 purchase price was in the form of a loan assumption in the amount of approximately $131,000 with the remaining balance of approximately $69,000 paid by the Company in fiscal 1996.

TCS

         On June 29, 1993, TCS Systems, Inc., a Tennessee corporation ("TCS", of which Michael F. Thomas is the sole stockholder), granted the Company a license, for nominal consideration, to manufacture and market car wash systems, cleaning soaps, waxes, and related chemicals under the TCS name and using the proprietary TCS design process for use at Company locations. TCS was organized by Mr. Thomas in 1984. Previously, the Company had purchased cleaning soaps, waxes, and related chemicals used in its operations from TCS. Since July 1, 1993, certain employees of TCS have been employed by the Company, and the Company manufactures the TCS Car Wash System (the "TCS System") and related cleaning soaps, waxes, and chemicals for its own use.

         During fiscal years ended December 31, 1996 and December 31, 1995, the Company paid to TCS the sums of $182,603 and $290,521 relating to equipment sales and construction activities, respectively, for Company retail locations.

Strategic Holdings Corporation

         On April 17, 1996 the Company entered into a consulting agreement with Strategic Holdings Corporation ("Strategic"). In consideration for Strategic's services, the Company agreed to issue Strategic warrants to purchase 1,125,000 shares of the Company's common stock at the price of $2.25 per share. The agreement further provides that 350,000 of the shares covered by the warrants would be from shares registered by the Company pursuant to Regulation S-8.

         In June 1996 Strategic Holdings Corporation ("Strategic") executed a note to the Company in the amount of $100,000 in consideration for an advance made by the Company to Strategic in that amount for expenses to be incurred by Strategic on behalf of the Company in connection with a proposed secondary public offering. In December 1996 Strategic executed a promissory note in the amount of $10,776,660.90 to the order of the Company in connection with shares of the Company's stock that were purchased either for its account by TAJ Global Equities, Inc. or sold to Strategic by TAJ and which were paid for by the Company. See "Item 1 - Business, Debenture Offering. Strategic also pledged 1,834,407 shares of the Company's stock which was still in its account with TAJ to secure the note. The Company and Strategic further entered into an Escrow Agreement which provided that 1,500,000 of the aforementioned shares held as collateral for the note would be placed in escrow. The remaining 334,407 shares would also be held in escrow as security for management fees due to Strategic. The agreement provides that

Strategic will receive a minimum of $465,000 or 5% of the sales price of such shares whichever is greater, payable at a minimum of $200,000 in 1997 and $265,000 in 1998. The Company also agreed to pay Strategic a management fee of $5,000 per month for January and February, 1997 and $7,500 a month thereafter for a minimum of one year or until such time as all of the collateral shares have been sold or transferred, whichever is later. As of the date of this report the Company has paid Strategic the sum of $15,000 under the terms of the agreement. At present the Company has no plans to make any further payments to Strategic pursuant to the agreement. At present all of the shares are held in escrow by Neal Melnick, who is counsel to the Company and a Director of the Company, in two certificates, both of which are in his name as Escrow Agent. The Escrow Agreement further provides that the obligation of Strategic under the note is non-recourse and that at the Company's request, Strategic must sell all or any part of the collateral shares at such prices and to such persons as the Company may designate, the proceeds of which will, after deduction for expenses of sale be paid to the Company.

         Subsequent to the execution of the aforementioned escrow agreement, the Company has not issued any shares of its stock to Strategic pursuant to the Consulting Agreement between the parties and it is not anticipated that the Company will issue any further shares of its stock to Strategic.

         Fees paid to Strategic in fiscal year 1996 in connection with acquisitions and issuance of debentures totaled $875,000 and $787,500, respectively.

Miscellaneous

         The Company is one of the sponsors of an NHRA racing team headed by Mr. Thomas. Advertising costs associated with the sponsorship of the racing team in fiscal year ended December 31, 1995 were $60,000. Advertising costs associated with the sponsorship in 1996 were $64,767. The Board of Directors of the Company had approved expenditures of up to $100,000 for the sponsorship in fiscal 1996. The advertising associated with the racing team provided benefits to the Company, i.e., it facilitated the Penzoil Distributorship as well as the raising of private placement equity for the Company.

PART IV

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.

1. Financial Statements:

Balance Sheets
Statement of Income
Statement of Stockholders' Equity
Statements of Cash Flows

2.  Financial Statement Schedules:

Schedule II - Accounts Receivable from
Related Parties,
Underwriters, Promoters
and Employees other than
Related Parties

Schedule X - Supplementary Income Statement Information

3.  Exhibits.

         (a) The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

         3.1 Initial Articles of Incorporation

         3.2 Bylaws

         (i) from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1991:

         Exhibit Number and Description

         3.3 Minutes of Special Meeting of Stockholders authorizing 6 for 1 forward split

         3.4 Agreement and Certificate of Merger pursuant to which United Petroleum Delaware merged into the Company

         3.5 Certificate of Authority to do business in the State of Kentucky

         3.6 Certificate of Amendment authorizing 1 for 10 reverse split

         3.7 Certificate of Withdrawal of authority to do business in the State of Kentucky


         3.8 Certificate of Amendment authorizing increase in capitalization to 50,000,000 shares

         3.9 Amendment to the Bylaws

         20 Notice to Stockholders

         (ii) from the Company's Current Report on Form 8-K dated April 22, 1993

         Exhibit Number and Description

         2.1 Agreement and Plan of Merger with following exhibits thereto (not numbered in original filing)

           Exhibit A       Calibur Systems Stockholder

           Exhibit B       United Petroleum Audited Financial
                           Statements for the periods ended
                           June 30, 1992 and 1991

           Exhibit C       Exceptions to United Petroleum
                           Financial Statements

           Exhibit D       United Petroleum Material Contracts

           Exhibit E-1     Calibur Systems Balance Sheet dated
                           October 1, 1992

           Exhibit E-2     Depreciation Schedule listing real and
                           personal property to be assigned by the
                           Calibur Systems Stockholder to Calibur
                           Systems

           Exhibit E-3     Real and personal property which is not
                           being assigned by the Calibur Systems
                           Stockholder to Calibur Systems

           Exhibit F       Exceptions to Calibur Systems Financial
                           Statements

           Exhibit G       Calibur Systems Material Contracts

           Exhibit H       Investment Letter

           Exhibit I       Calibur Systems Compliance Certificate

           Exhibit J       United Petroleum Compliance Certificate

         (iii) from the Company's Transition Report on Form 10-KSB for the period June 30, 1993 to December 31, 1993:


         Exhibit Number and Description

         3.10 Certificate of Amendment authorizing 3 for 4 reverse split (referred to in the original filing as number 3)

         16.1 Letter of Rodes and Associates regarding change of accountants

         16.2 Letter of Cherry Baekert & Holland regarding change of accountants

         10.1 Jackson County Gas Purchase Agreement

         10.2 Lease Agreement

         29 Notice

         2.3 Articles of Merger regarding the Plan (referred to in original filing as number 30)

         (iv) from the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1993:

         Exhibit Number and Description

         10.3 Pennzoil Distributorship Agreement (referred to in original filing as number 10)

         20.1 Lease Schedule of Kentucky Leases

         20.2 Engineering Evaluation of the Kentucky Oil and Gas Leases

         23 Consent of R.W. Coburn, Registered Petroleum Engineer

         99 October 15 Supplement to Confidential Limited Offering and Exchange Offer Memorandum

         (v) from the Company's Current Report on Form 8-K (date of report:
         December 20, 1994):

         Exhibit Number and Description

         10.4 Drilling & Exploration Agreement between Enron Oil & Gas Company, Jackson- United Petroleum, Inc. and United Petroleum Corporation dated November 15, 1994 (referred to in original filing as number 10.1)

         (vi) from the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1994:

         Exhibit Number and Description


         4.0 1994 Stock Option and Stock Bonus Plan

         4.1 1995 Amendment to 1994 Stock Option and Stock Bonus Plan

         10.5 License Agreement dated June 29, 1993 between TCS Systems, Inc. and Calibur System, Inc. (referred to in original filing as number 10.1)

         10.6 Lease Modification Agreement dated as of May 1, 1994 between Michael F. Thomas and Calibur Systems, Inc. (referred to in original filing as number 10.2)

         10.7 Distributor Sales Agreement dated October 26, 1994, between Calibur Systems, Inc. and Exxon Company USA (referred to in original filing as number 10.3)

         23 Consent of R.W. Coburn, Registered Petroleum Engineer

         99.1 Schedule of Kentucky Leases

         (vii) from the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995:

         Exhibit Number and Description

         99.2 Engineering Evaluation of the Kentucky Oil and Gas Leases

         (viii) from the Company's Current Report on Form 8-K (date of report:
November 18, 1996):

         Exhibit Number and Description

         16.3 Letter dated February 20, 1997 from Morton S. Robson to Larry Felts of Coopers & Lybrand (referred to as number 16.1 in original filing)

         16.4 Letter dated February 28, 1997 from Coopers & Lybrand to the Securities and Exchange Commission (referred to as number 16.2 in original filing)

         (b) The following documents are filed herewith:

         Exhibit Number and Description

         3.10 Certificate of Amendment to the Certificate of Incorporation dated March 14, 1997

         10.8 Employment Agreement between the Company and Michael Thomas

         10.9 Promissory Note made by Strategic Holdings Corporation to the order of the Company in the amount of $10,776,660.90 dated October 18, 1996

         10.9.1 Security Agreement granted by Strategic Holdings Corporation to the Company dated December 11, 1996

         10.9.2 Joint Unanimous Written Consent of the Shareholders and Directors of Strategic Holdings Corporation authorizing execution of promissory note to the order of the Company in the amount of $10,776,660.90

         10.9.3 Escrow Agreement between The Company and Strategic Holdings Corporation dated December 11, 1996

         10.10 Consulting Agreement between the Company and Mongoose Investments, L.L.C. dated December 18, 1996

         21 List of Subsidiaries

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      UNITED PETROLEUM CORPORATION
                      (Registrant)

                      By: /s/ Michael F. Thomas
                         ----------------------------
                      Michael F. Thomas, President

                      Dated:  April 15, 1997

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature                                Title                  Date
---------                                -----                  ----

/s/Michael F. Thomas                Chief Executive        April 15, 1997
-------------------------       Officer, and Director
Michael F. Thomas

/s/ Dwight S. Thomas                   Director            April 15, 1997
-------------------------
Dwight S. Thomas

                                       Director            April   , 1997
-------------------------
Walter L. Helton

                                       Director            April   , 1997
-------------------------
Donald D. Patton

/s/ Neal S. Melnick                    Director            April 15, 1997
-------------------------
Neal S. Melnick

/s/ Arthur H. VanBuren                 Director            April 15, 1997
-------------------------
Arthur H. VanBuren

/s/ Charles B. Lobetti            Principal Financial      April 16, 1997
-------------------------        and Accounting Officer
Charles Lobetti

                              REEL & SWAFFORD, PLLC
                          Certified Public Accountants

Office Address                                                                                              Mailing Address
222 Second Avenue N., Suite 416      American Institute of Certified Public Accountants                   P. O. Box  198664
Nashville, Tennessee  37201                      SEC Practice Section-AICPA                       Nashville, TN  37219-8664
(615) 242-0100 Telephone              Tennessee Society of Certified Public Accountants            (615) 297-5215 Facsimile

                          Independent Auditors' Consent

To the Board of Directors
United Petroleum Corporation and Subsidiaries

We consent to the reference to our firm under the caption "Experts" and the use in the Form 10-KSB of United Petroleum Corporation and Subsidiaries (UPET) of our report dated April 3, 1997, relating to the consolidated balance sheets of United Petroleum Corporation and Subsidiaries as of December 31, 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended.


/s/ Reel & Swafford, PLLC

Certified Public Accountants

April 14, 1997

--------------------------------------------------------------------------------
                Nashville, Tennessee   o   Knoxville, Tennessee
--------------------------------------------------------------------------------

                              REEL & SWAFFORD, PLLC
                          Certified Public Accountants

Office Address                                                                                              Mailing Address
222 Second Avenue N., Suite 416      American Institute of Certified Public Accountants                   P. O. Box  198664
Nashville, Tennessee  37201                      SEC Practice Section-AICPA                       Nashville, TN  37219-8664
(615) 242-0100 Telephone              Tennessee Society of Certified Public Accountants            (615) 297-5215 Facsimile

                         Report of Independent Auditors

To the Board of Directors and Stockholders
United Petroleum Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of United Petroleum Corporation and Subsidiaries (the Company) as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of United Petroleum Corporation and Subsidiaries as of December 31, 1995 were audited by other auditors whose report dated April 8, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Petroleum Corporation and Subsidiaries as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

REEL & SWAFFORD, PLLC

Certified Public Accountants

Nashville, Tennessee
April 3, 1997

                                      F 2

================================================================================

                  United Petroleum Corporation and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995

================================================================================

                                                                              1996                1995
                                                                        -----------------   -----------------
ASSETS

Current Assets
    Cash                                                              $           19,759  $           37,941
    Marketable securities                                                        122,373                  -0-
    Accounts and notes receivable                                                472,123             150,532
    Inventories                                                                  634,265             572,808
    Other current assets                                                          71,081             452,937
                                                                        -----------------   -----------------
                                                                               1,319,601           1,214,218
Property and Equipment
    Gas and oil properties, net                                                8,236,094           3,050,680
    Premises and equipment, net                                               12,875,902          11,026,031

Deferred Tax Assets                                                            2,972,100                  -0-
Intangibles and Other Assets                                                   1,663,553             251,314
                                                                        -----------------   -----------------
                                                         Total Assets $       27,067,250  $       15,542,243
                                                                        =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                  $          636,966  $          602,137
    Accrued expenses                                                             678,533             337,503
    Accrued federal and state income taxes                                            -0-              5,160
    Bank line of credit                                                          250,000             250,000
    Current maturities of long-term debt                                       1,669,836             514,968
                                                                        -----------------   -----------------
                                                                               3,235,335           1,709,768

Long-Term Liabilities
    Long-term debt, less current maturities                                   22,229,143           8,359,890
    Unearned revenue                                                             200,000             200,000
    Deferred Income Taxes                                                         87,100             595,000
                                                                        -----------------   -----------------

                                                    Total Liabilities         25,751,578          10,864,658
                                                                        -----------------   -----------------


Stockholders' Equity
    Common stock, $.01 par value, 50,000,000 shares
        authorized, issued 11,828,156 and 4,602,840                              118,281              46,028
    Additional paid-in capital                                                13,696,878           5,681,124
    Retained earnings (Accumulated deficit)                                  (11,262,484)            309,809
                                                                        -----------------   -----------------

                                                                               2,552,675           6,036,961
    Less: Stockholder note receivable                                         (1,237,003)         (1,359,376)
                                                                        -----------------   -----------------
                                           Total Stockholders' Equity          1,315,672           4,677,585
                                                                        -----------------   -----------------

                                                                      $       27,067,250  $       15,542,243
                                                                        =================   =================

The accompanying notes are an integral part of these financial statements.

                                       F 3

================================================================================

                  United Petroleum Corporation and Subsidiaries
                      Consolidated Statements of Operations
                     Years Ended December 31, 1996 and 1995

================================================================================

                                                                              1996                1995
                                                                        -----------------   -----------------

Sales                                                                 $       13,234,309  $       13,297,809

Cost of Sales                                                                  9,791,491           9,431,077
                                                                        -----------------   -----------------
    Gross Profit                                                               3,442,818           3,866,732

Operating Expenses
    Selling, general and administrative                                        4,014,670           3,137,665
    Shareholder relations expense                                                292,014             166,308
    Non-recurring charges                                                     11,779,872                  -0-
                                                                        -----------------   -----------------
                                                                              16,086,556           3,303,973
                                                                        -----------------   -----------------
    Operating Income (Loss)                                                  (12,643,738)            562,759
                                                                        -----------------   -----------------

Other Income (Expense):
    Lease and other income                                                        93,666              34,717
    Gain on sale of assets                                                            -0-            241,835
    Amortization of loan costs                                                  (457,554)            (41,804)
    Interest expense, including amortization of discount
         on convertible debentures of $950,418 in  1996                       (2,044,667)           (482,149)
                                                                        -----------------   -----------------
                                                                              (2,408,555)           (247,401)
                                                                        -----------------   -----------------
Income (Loss) Before Provision for Income Taxes                              (15,052,293)            315,358

Provision for Income Taxes
    Current                                                                            0              20,822
    Deferred                                                                  (3,480,000)            114,000
                                                                        -----------------   -----------------
                                                                              (3,480,000)            134,822
                                                                        -----------------   -----------------

Net Income (Loss)                                                     $      (11,572,293) $          180,536
                                                                        =================   =================

Earnings per Common and Common Equivalent Share                       $            (2.04) $             0.05

                                                                        =================   =================

Earnings per Common Share -  Assuming Issuance of
    All Dilutive Contingent Shares                                    $            (2.04) $             0.05
                                                                        =================   =================

The accompanying notes are an integral part of these financial statements.

                                      F 4

================================================================================

                  United Petroleum Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                     Years Ended December 31, 1996 and 1995

================================================================================

                                                                      Common Stock                        Additional
                                                    -------------------------------------------            Paid-In
                                                         Shares                   Amount                   Capital
                                                    -----------------        -----------------         -----------------

Balance, January  1, 1995                                  3,413,992       $           34,140        $        3,004,449

    Shares issued to effect
        acquisitions of real estate                          150,001                    1,500                   336,500
    Shares issued related to
        private placement                                     95,810                      958                      (958)
    Shares issued for services                                86,374                      864                   296,179
    Shares issued for exercise of
        options less registration
        costs of $41,004                                     614,334                    6,144                 2,055,313
    Shares cancelled in settlement
        of receivable from stockholder                        (1,867)                     (19)                   (7,918)
    Shares issued in cancellation of warrants                244,073                    2,440                    (2,440)
    Rounding caused by split                                     123                        1                        (1)
    Net income
                                                    -----------------        -----------------         -----------------

Balance, January  1, 1996                                  4,602,840                   46,028                 5,681,124

    Shares issued to effect acquisitions
        of oil and gas properties                            384,982                    3,850                   951,173
    Shares issued in cancellation of warrants                  2,334                       23                       (23)
    Shares issued for services                               277,500                    2,775                   544,303
    Shares issued to effect conversion
        of debentures, net of costs of issuance,
        discounts and fees of $3,707,298                   6,436,955                   64,370                 6,228,332
    Payments received on stockholder
        note receivable
    Shares issued in payment of interest
        on debentures                                        123,545                    1,235                   129,369
    Issuance of options to non-employees                                                                        162,600
    Net loss
                                                    -----------------        -----------------         -----------------

Balance, December 31, 1996                                11,828,156       $          118,281        $       13,696,878
                                                    =================        =================         =================


                                                                                    Stockholder                  Total
                                                    Retained Earnings                   Note
                                                    (Accumulated Deficit)            Receivable
                                                    --------------------        --------------------      ------------------

Balance, January  1, 1995                           $          129,273          $               -0-       $       3,167,862

    Shares issued to effect
        acquisitions of real estate                                                                                 338,000
    Shares issued related to
        private placement                                                                                                 0
    Shares issued for services                                                                                      297,043
    Shares issued for exercise of
        options less registration
        costs of $41,004                                                                (1,359,376)                 702,081
    Shares cancelled in settlement
        of receivable from stockholder                                                                               (7,937)
    Shares issued in cancellation of warrants                                                                             0
    Rounding caused by split                                                                                              0
    Net income                                                 180,536                                              180,536
                                                      -----------------           -----------------         ----------------

Balance, January  1, 1996                                      309,809                  (1,359,376)               4,677,585

    Shares issued to effect acquisitions
        of oil and gas properties                                                                                   955,023
    Shares issued in cancellation of warrants                                                                             0
    Shares issued for services                                                                                      547,078
    Shares issued to effect conversion
        of debentures, net of costs of issuance,
        discounts and fees of $3,707,298                                                                          6,292,702
    Payments received on stockholder
        note receivable                                                                    122,373                  122,373
    Shares issued in payment of interest
        on debentures                                                                                               130,604
    Issuance of options to non-employees                                                                            162,600
    Net loss                                               (11,572,293)                                         (11,572,293)
                                                      -----------------           -----------------         ----------------

Balance, December 31, 1996                          $      (11,262,484)         $       (1,237,003)       $       1,315,672
                                                      =================           =================         ================

The accompanying notes are an integral part of these financial statements.

                                      F 5

================================================================================

                  United Petroleum Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 1996 and 1995

================================================================================

                                                                                1996                    1995
                                                                        -------------------      ------------------
Operating Activities
    Net income (loss)                                                 $        (11,572,293)    $           180,536
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Depreciation and amortization                                        2,074,549                 507,589
            Deferred income taxes                                               (3,480,000)                114,000
            Gain on sale of assets                                                      -0-               (241,835)
            Write-off of receivables                                            11,041,671                   8,865
            Write-off of prepaid costs for withdrawn offering                       45,819                      -0-
            Stock and options issued for services                                  671,528                 176,207
            Stock issued in payment of interest                                    130,604                      -0-
            Changes in operating assets and liabilities:
                Decrease (increase) in -
                    Notes and accounts receivable                                    1,830                 (44,276)
                    Inventories                                                    (61,457)               (164,245)
                    Other current assets                                           244,402                 (69,744)
                Increase (decrease) in -
                    Accounts payable and accrued expenses                          370,699                 332,445
                    Unearned revenue                                                    -0-                 40,000
                                                                        -------------------      ------------------
                Net Cash Provided by (Used in) Operating Activities               (532,648)                839,542
                                                                        -------------------      ------------------

Investing Activities

    Acquisition of gas and oil properties                                       (4,289,237)               (428,751)
    Acquisition of other property and equipment                                 (2,996,983)             (3,114,154)
    Investment in franchise rights and other                                       (32,170)                (39,704)
    Proceeds from the sale of fixed assets                                              -0-                375,000
    Investment in notes receivable                                             (11,041,671)                     -0-
                                                                        -------------------      ------------------
                              Net Cash Used in Investing Activities            (18,360,061)             (3,207,609)
                                                                        -------------------      ------------------

Financing Activities
    Proceeds from issuance of convertible debentures
        net of discount of $6,828,500                                           20,631,500                      -0-
    Payment of issuance cost of debentures                                      (2,890,551)                     -0-
    Proceeds from short-term borrowings                                            276,000                 303,839

    Repayments of short-term borrowings                                           (276,000)               (113,839)
    Proceeds from issuance of debt                                               2,881,549               3,007,961
    Principal payments on debt                                                  (1,747,971)             (1,400,797)
    Proceeds from issuance of common stock                                              -0-                419,494
                                                                        -------------------      ------------------
                          Net Cash Provided by Financing Activities             18,874,527               2,216,658
                                                                        -------------------      ------------------

Decrease in Cash and Cash Equivalents                                              (18,182)               (151,409)

Cash and Cash Equivalents, Beginning of Period                                      37,941                 189,350
                                                                        -------------------      ------------------

Cash and Cash Equivalents, End of Period                              $             19,759     $            37,941
                                                                        ===================      ==================

The accompanying notes are an integral part of these financial statements.

                                      F 6

================================================================================

                  United Petroleum Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     Years ended December 31, 1996 and 1995

================================================================================

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation - The consolidated financial statements include the accounts of United Petroleum Corporation and its wholly owned subsidiaries, Calibur Systems, Inc. and Jackson-United Petroleum Corporation (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the dates of acquisition.

Business Activities - The Company's business activities are conducted through its subsidiaries and are contained within two primary industry segments. Calibur Systems, Inc. operates convenience stores, express lube centers, and car washes providing a variety of car wash and detail services, gasoline, automotive, food and beverage and related products throughout middle and eastern Tennessee and northern Georgia. Jackson-United Petroleum Corporation is in the business of developing gas and oil properties and marketing gas and oil production. The Company's gas and oil properties are located within the United States, primarily in eastern Kentucky and western Pennsylvania, and include producing properties and properties under development.

Revenue Recognition - The Company recognizes its ownership interest in gas and oil sales as revenue. It records revenues on an accrual basis, estimating volumes and prices for any months for which actual information is not available. If actual production sold differs from its allocable share of production in a given period, such differences would be recognized as deferred or accounts receivable.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

Cash and Cash Equivalents - The Company considers cash on hand, deposits in banks, certificates of deposit and investments with original maturities of three months or less to be cash and cash equivalents.

Marketable Securities - The Company carries marketable securities at current market value as listed by national securities exchanges.

Inventories - Inventories are stated at the lower of cost or market. Cost of gasoline sales is determined using the first-in, first-out method. Cost of convenience store sales is determined using the average retail cost method.


Property and Equipment -

    Costs of Development and Expansion Activities The Company is currently undertaking significant development and expansion activities to add new retail outlets, modernize and expand existing locations, acquire additional gas and oil properties, and continue development of existing gas and oil properties. In connection with these activities, the Company is incurring additional costs of staffing and overhead. It is the Company's policy to allocate to these assets an estimate of incremental overhead costs. Additionally, it is the Company's policy to capitalize the cost of the estimated time of employees and independent contractors that are specifically

                                      F 7

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================


Note 1 - Summary of Significant Accounting Policies - Continued

    Costs of Development and Expansion Activities (continued) assigned to these activities, including the Company's chief executive officer, to the assets under construction or development. These costs totaled $818,538 for 1996 and $846,730 for 1995.

    Retail Operations Property and equipment are recorded at cost including direct labor and allocations of overhead for internally constructed and developed assets. Expenditures for major renewals and improvements are capitalized. Expenditures for maintenance and repairs greater than $1,000 are capitalized. Other repairs and maintenance expenditures are charged to expense as incurred.

    The Company generally depreciates property and equipment on a straight-line basis over the estimated useful lives of the related assets: 15 to 20 years for used buildings and improvements, 6 to 10 years for equipment, 3 to 4 years for vehicles and 40 years for new construction.

    Gas and Oil Properties The Company follows the full cost method of accounting for gas and oil properties. Accordingly, all costs associated with acquisition, exploration and development of gas and oil reserves, including directly related overhead costs, are capitalized.

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

    In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted using a 10-percent rate on future net revenues from proved reserves, based on current economic and operating conditions, plus lower of cost or fair market value of unproved properties.

    Capitalized Interest The Company capitalizes interest on construction in progress and expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use and is amortized over the expected life of the related asset.

Loan and Debt Issuance Costs - Loan and debt issuance costs related to financings are stated at cost and are amortized over the life of the obligation using methods approximating the interest method. Upon retirement of the related debt, any unamortized loan costs are charged to expense.

Income Taxes - Deferred taxes are provided in accordance with Statement of Financial Accounting Standards Number 109, Accounting for Income Taxes. Deferred taxes are provided for accumulated temporary differences due to basis differences for assets and liabilities for financial reporting and income tax purposes, including alternative minimum taxes. The Company's temporary differences are primarily due to different financial reporting and tax methods of accounting for depreciation and intangible drilling costs.

                                      F 8

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================


Note 1 - Summary of Significant Accounting Policies - Continued

Stock Options - The Company measures its equity transactions with non-employees using the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123. The Company continues to use the intrinsic value approach as prescribed by APB Opinion No. 25 in measuring equity transactions with employees. Accordingly, no compensation cost has been recognized for the stock option plan with employees.

Earnings per Share - Primary earnings per common and common equivalent share were computed using the treasury method and by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding at the end of December 31, 1996 and 1995. Fully diluted earnings per share were computed by adjusting shares outstanding as if conversion of all convertible debentures had occurred at December 31, 1996 based on conversion terms of the debenture agreements.

Note 2 - Statements of Cash Flows Supplemental Disclosures


                                                                      1996           1995
                                                                      ----           ----
Cash paid for:
     Interest                                                        $ 986,359    $ 737,854
     Interest capitalized                                              372,141      245,427
     Income taxes                                                           -0-       5,719
Noncash transactions:
     Sale of retail outlet to stockholder under debt
          assumption agreement (Note l3)                              $609,421         $ -0-
     Reduction of stockholder note receivable in exchange for
          marketable securities                                        122,373           -0-
     Prepaid issuance costs recognized through equity accounts         137,454           -0-
     Issuance of common stock for -
          Retail Outlets                                                    -0-     338,000
          Debentures (Note 8)                                        6,292,702           -0-
          Services, net of amounts capitalized as retail property,
            plant and equipment; oil and gas properties; and
            other assets (Note 11)                                     671,528      212,957
          Acquisition of gas and oil properties (Note 3)               955,023       82,800
          Property, plant and equipment                                 28,400       92,051
          Other assets                                                   9,750       14,300
          Other current assets                                              -0-     196,002
          Settlement of accounts payable                                    -0-      18,268
          Other                                                             23        7,956


                                       F 9

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================

Note 3 - Acquisitions and Arrangements for Oil & Gas Properties


During 1996 and 1995, the Company acquired working and participating interests and entered into a farmout agreement in various gas and oil properties as follows.

Penn Virginia - In November 1995, the Company entered into a farmout agreement with Penn Virginia Oil & Gas Corporation that permits the Company to drill up to three wells in Eastern Kentucky on proved undeveloped properties. During 1996, the Company successfully completed the wells related to this agreement. The cumulative costs of these wells totaled approximately $796,000. Revenue from production of one of these wells totaled $16,650 for 1996. The other two wells did not produce revenue in 1996 and are presently awaiting pipeline.

Eastern Kentucky - During 1996, the Company acquired a lease in Martin County, Kentucky and successfully completed one well at an approximate cost of $205,000 which produced revenues of approximately $12,000 in 1996.

Central Kentucky - During 1996 and 1995, the Company participated in the drilling and completion of a well in Clay County, Kentucky. Cumulative costs for this well approximated $75,000 and revenue from the well totaled $5,500 for 1996.

Pennsylvania - In September 1996, the Company entered into a joint venture agreement with Kastle Resources Enterprises, Inc. (Kastle) which provides the Company with a seventy-five percent (75%) ownership of each of the sixteen (16) wells drilled and completed under the terms of the agreement. The Company's cost for these wells approximated $3,000,000. The Company is responsible for its pro rata share of the cost of operations. The wells are located in Crawford County, Pennsylvania. Revenue from these wells totaled approximately $58,000.

Ohio - During 1996, the Company participated in the drilling of three wells in Ohio under the Kastle joint venture agreement at an approximate cost of $270,000. No presence of marketable quantities of hydrocarbons was discovered in these wells.

Missouri - In August 1996, the Company entered into a pilot participation agreement with Western Engineering, Inc. (Western) related to a water-flood project on leased properties of Western. The cost to the Company for this participation interest was approximately $275,000. Under the terms of the agreement, Western receives the first forty (40) barrels of production per day and the Company receives the next fifty-five (55) barrels. Production above these levels are shared equally between Western and the Company. The agreement grants the Company the production described above for twenty-four (24) months or until the Company has received $550,000. The agreement further provides that the Company will be granted the exclusive right to participate in the continued development of the Western field upon the successful completion of the pilot project. No revenue was realized from this arrangement in 1996.

Fees and costs to brokers and others associated with the acquisitions discussed above totaling approximately $884,000 were paid in 384,982 shares of the Company's common stock.

                                      F 10

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================

Note 4 - Information About Concentration of Credit Risk

The Company maintains cash on deposit at various financial institutions, each having federal deposit insurance of $100,000 to benefit the Company and each of its subsidiaries.

Note 5 - Property and Equipment

Gas and Oil Properties - The Company's gas and oil properties are located within the United States and consist of the following:


States and consist of the following
                                                        1996        1995
                                                        ----        ----
   Costs incurred -

   Leasehold properties
        Proved                                       $  478,424  $   452,738
        Unproved                                         70,835           -0-
   Exploration costs                                         -0-          -0-
   Development costs                                  4,694,210       58,813
                                                     ----------  -----------
                                                     $5,243,469  $   511,551
                                                     ==========  ===========

   Capitalized Costs

   Proved properties not subject to amortization     $4,441,801  $ 2,925,680
   Proved properties being amortized                  3,656,514           -0-
   Unproved properties                                  195,835      125,000
   Less accumulated amortization                        (58,056)          -0-
                                                     ----------  -----------
   Net capitalized costs                             $8,236,094  $ 3,050,680
                                                     ==========  ===========

Initial production from the Company's gas and oil properties commenced in October 1996, and total revenues and associated production costs for 1996 totaled approximately $91,894 and $5,725 respectively.

Premises and equipment - Premises and equipment at December 31 consisted of the following:

                                                      1996           1995
                                                      ----           ----

   Land and buildings                              $ 8,863,547   $ 7,850,927
   Leasehold, paving and other improvements          1,783,707     1,526,371
   Fixtures and equipment                            6,633,280     5,825,605
   Vehicles                                            144,996        97,301
   Construction in progress                            530,538       239,902
   Less accumulated depreciation and amortization   (5,080,166)   (4,514,075)
                                                  ------------   -----------
                                                  $ 12,875,902   $11,026,031
                                                  ============   ===========

                                      F 11

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================


Note 5 - Property and Equipment- Continued

Premises and equipment (continued) - Depreciation expense for the years ended December 31, 1996 and 1995 totaled $566,091 and $465,785, respectively

Note 6 - Other Assets

Other assets consisted of the following:


                                                  1996           1995
                                               ----------     ----------
Other Current Assets
  Prepaid offering costs                       $      -0-     $  127,456
  Prepaid shareholder relations                    26,606        186,278
  Other prepaid expenses                           44,475        139,203
                                                ---------      ---------
                                               $   71,081     $  452,937
                                                =========      =========

Intangibles and Other Assets
Debenture issuance and loan costs, less
    accumulated amortization of $626,200
    and $145,911                               $1,568,809     $  179,585
  Franchise costs, less amortization of
    $18,905 in 1996                                75,618         54,004
  Deposits                                         19,126         17,725
                                                ---------      ---------
                                               $1,663,553     $  251,314
                                                =========      =========



Amortization expense for intangibles and other assets totaled $499,194 and $41,804 in 1996 and 1995, respectively.

Note 7 - Line of Credit

The Company had short-term borrowings of $250,000 at December 31, 1996 and 1995, on a revolving bank line of credit. The line bears interest at prime plus 1% and is secured by inventory and receivables. Maximum borrowings under the line are $250,000.

Note 8 - Long-Term Debt

Long-term debt is summarized as follows:
                                                  1996           1995
                                               ----------     ----------
Convertible debentures, maturing from
    May, 1998, through October, 1998,
    with coupon rates ranging from 6.0%
    to 7.0%, net of discount of
    $3,412,385                                $14,087,615    $       -0-


                                     F 12

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================


Note 8 - Long-Term Debt -Continued

                                                  1996           1995
                                               ----------     ----------
Bank installment notes -
  Payable $57,840 monthly including
    interest at rates ranging from
    7.4% to 9.5%                              $ 5,402,875    $ 4,659,408

  Payable $46,170 monthly plus interest
    at rates ranging from prime plus
    .75% to prime plus 2%                       3,587,436      3,329,976

Notes payable on seller financed real
  estate payable $7,490 monthly with an
  interest rate of 10%                                -0-        484,219


Notes payable to suppliers, payable
  $11,871 monthly including interest at
  rates ranging from 8% to 12%.                    417,546       272,638

Note payable to stockholder, interest
  payable monthly at 9%                            300,000           -0-

Obligations under capital leases, payable
  $3,311 monthly with an interest rate
  of 12.45%                                        103,507       128,617
                                                ----------    ----------
                                                23,898,979     8,874,858
Less current maturities                         (1,669,836)     (514,968)
                                                ----------    ----------
                                               $22,229,143   $ 8,359,890
                                                ==========    ==========

Maturities of long-term debt at December 31, 1996 are as follows:

Year Ending
-----------

   1997                                 $   1,669,836
   1998                                    14,861,962
   1999                                     3,146,092
   2000                                     1,575,927
   2001                                       697,009
Thereafter                                  1,948,153
                                         ------------
                                           23,898,979
           Less current maturities         (1,669,836)
                                         ------------
                 Long-term debt         $  22,229,143
                                         ============

The convertible debentures represent the carrying balance of debentures in the original face amount of $27,500,000 issued between May and November 1996 in connection with a Regulation-S offering. Proceeds of the offering totaled $20,631,500 net of discount, with issuance costs totaling


                                     F 13

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================


Note 8 - Long-Term Debt -Continued

approximately $2,890,000. Interest on the debentures is due quarterly at rates ranging from 6% to 7% of the face amount of the debentures and is generally payable in cash or shares of the Company's common stock at the Company's election. If not otherwise converted, the debentures mature two years from date of issuance. Debenture holders may request conversion into shares of the Company's common stock after passage of the statutory holding period (generally forty-five days from date of issuance). After one year from date of issuance, the Company may require conversion of the debentures into common stock. The debentures are generally convertible at a price determined by the average of the closing bid prices as quoted by NASDAQ for the five days previous to the election to convert.

During 1996, approximately $10,000,000 face value of the debentures was converted into 6,436,955 shares of the Company's common stock. Interest expense associated with the debentures totaled approximately $548,000 for 1996, of which $136,604 was paid for in 123,545 shares of the Company's common stock. Accrued and unpaid interest on the debentures as of December 31, 1996 totaled $347,104,

In the last quarter of 1996 the Company was in dispute with a number of the debenture holders with regard to required conversions. As discussed in Note 15, the Company subsequently reached an agreement in principal with substantially all of the debenture holders resolving the disputes and providing for the immediate conversion of a majority of the balance of the debentures into equity securities of the Company.

Substantially all of the Company's assets are pledged as collateral for long-term borrowings other than the convertible debentures.

Additionally, some of the note obligations contain covenants regarding certain financial statement amounts, ratios and activities of the Company. At December 31, 1996, the Company had obtained waivers for all such covenants for which they were in technical default.

As discussed further in Note 15, in early 1997 the Company had either entered into agreements for sales or had sold retail outlets with accompanying related debt of approximately $2.4 million included in the balance sheet at December 31, 1996. Had these transactions taken place in 1996, maturities in 1997 would have been approximately $450,000 less than as scheduled above.

Note 9 - Commitments

The Company leases a portion of its equipment and facilities under operating and capital leases (Note 8). Rental expense related to operating leases totaled $733,885 and $607,094 for the years ended December 31, 1996 and 1995, respectively. Future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1996, are as follows:

                                      F 14

          Year Ending
          -----------

           1997                    $  624,704
           1998                       553,526
           1999                       509,340
           2000                       509,340
           2001                       509,340
           Thereafter               1,527,100
                                   ----------
                                   $4,233,350
                                   ==========


The Company has ongoing operating agreements with Pennzoil Products Company, Inc., through which the Company acts as a regional distributor and retail vendor of Pennzoil gasoline. Under terms of the agreements Pennzoil has provided $200,000 in front-end purchase discounts to be earned ratably by the Company over the period of the agreement. Should the Company fail to reach certain annual sales levels in 1997, and years subsequent, the Company may be liable to remit the shortfall, as calculated under a controlling formula.

Note 10 - Income Taxes

The provision (benefit) for income taxes is as follows:


                                       1996               1995
                                    ----------         ---------

     Current portion
         Federal                 $         -0-        $      -0-
         State                             -0-           20,822
                                 -------------        ----------
                                           -0-           20,822
                                 -------------        ----------

     Deferred
         Federal                   (3,457,000)           87,000
         State                        (23,000)           27,000
                                 -------------        ----------
                                   (3,480,000)          114,000
                                 -------------        ----------
                                 $ (3,480,000)        $ 134,822
                                 =============        ==========

A reconciliation of the expected federal tax expense, based on the federal statutory rate of 34%, to the actual consolidated tax expense for the years ended December 31, 1996 and 1995, is as follows:

                                      F 15

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================

Note 10 - Income Taxes - Continued


                                                     1996            1995
                                                  ------------    ----------

Expected federal tax expense (benefit)            $ (5,118,000)   $  107,100
Increase (decrease) in taxes resulting from:
  Reversal of tax depreciation in excess of
    book depreciation                                  654,810            -0-
  Reversal of intangible drilling costs
    deducted for tax purposes                        1,125,352            -0-
  Benefit of federal and state net operating
    loss carryforwards                                (124,780)       (25,000)
  Effect of reversal at lesser tax bracket             602,092        (12,100)
  State taxes, net of federal effect                  (602,393)        60,622
  Other                                                (17,081)         4,200
                                                   -----------     ----------
                                                  $ (3,480,000)   $   134,822

The tax effects of temporary differences were as follows:

  Deferred tax asset:

                                                     1996            1995
                                                  ------------    ----------
  Depreciation                                    $   (654,810)   $      -0-
  Intangible drilling costs                         (1,125,352)          -0-
  Net operating loss carryforwards                   4,742,802           -0-
  AMT credit carryforwards                               9,460           -0-
                                                   -----------     ---------
                        Net Deferred Tax Asset    $  2,972,100    $      -0-
                                                   ===========     =========

  Deferred Tax Liability:

                                                     1996            1995
                                                  ------------    ----------
  Depreciation                                    $   (130,962)   $  611,200
  Intangible drilling costs                           (225,070)      107,700
  Net operating loss carryforwards                     268,932      (114,500)
  AMT credit carryforwards                                 -0-        (9,400)
                                                   -----------     ---------

                  Net Deferred Tax Liability      $    (87,100)   $  595,000
                                                   ===========     =========

The Company has available net operating loss carryforwards, resulting primarily from non-recurring charges in 1996 and excess depreciation and intangible drilling costs, of approximately $15,809,339, $83,000 and $284,000 from the years 1996, 1995 and 1994, respectively. The carryforwards expire in the years 2011, 2010 and 2009, respectively.

                                     F 16

Note 11 - Non-Recurring Charges

During the year ended December 31, 1996, the Company had the following non-recurring expenses which were charged to operations:

Write-off of Receivables and Cost of Withdrawn Offering - In June, 1996, the Company engaged TAJ Global Equities (TAJ) to act as the underwriter for a planned $20,000,000 offering of the Company's common stock. TAJ and Strategic Holdings, Inc. (Strategic) also acted as consultants to the Company in connection with the offering and sale of the debentures discussed in Note 8. The planned $20,000,000 offering was subsequently withdrawn due to the events explained in the following five paragraphs, and costs of $97,919 associated with the planned offering were charged to expense.

During the last two quarters of 1996, unusual and significant short selling occurred in the Company's stock. This activity caused the Company to believe that purchasers of the debentures were involved in short sales in violation of the terms of the subscription agreements executed with the Company. The short sales activity caused the Company's stock prices to fall significantly. The Company's Board of Directors therefore authorized the purchase in the open market of up to one million (1,000,0000) shares of the Company's common stock in an attempt to protect shareholders' interests.

The Company engaged TAJ for this purpose and initially remitted approximately $1,800,000 to TAJ for acquiring shares. The Company believes 117,000 shares at an approximate cost of $300,000 were initially purchased by TAJ for the Company, but the trade was soon thereafter canceled with the Company ultimately having no position in its stock. However, the Company learned that TAJ did purchase a significant number of shares (estimated at approximately 3,200,000 shares) for either its own account or customers' accounts and the Company believes some portion of those shares were subsequently resold by TAJ.

It is the Company's position that TAJ acted without authority in the timing and volume of the share acquisitions. Strategic is one of the customers for which TAJ acquired shares. Strategic advised the Company that TAJ was not expressly authorized to acquire the Company's shares on its behalf. The Company was also advised that TAJ's acquisitions of the Company's shares were placed through its clearing broker, National Financial Service Corporation (National) and were not paid for. National advised the Company that if it did not advance to TAJ and Strategic the funds necessary to cover the unpaid trades, that it would liquidate its position in the Company's shares, therefore causing a tremendous fall in the price of the Company's stock and severe loss to shareholders. In response to National's communication, the Company advanced an additional $1,617,959 and $7,382,703 as payment for the TAJ and Strategic shares respectively.

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================

Note 11 - Non-Recurring Charges - Continued

The total cost to the Company for these transactions is $11,041,671. The Company has received cooperation from Strategic in pursuing recovery of this amount. The Company obtained eight percent (8%) notes from Strategic totaling $10,876,600. The loan agreement generally provides that proceeds of 1,834,407 shares purchased by TAJ for Strategic, now held in escrow, will serve as collateral for repayment of the Strategic note.

The Company is vigorously pursuing litigation against TAJ and National as discussed in Note 15. Because of the uncertainty of the Company's potential for recovery, the entire cost of $11,041,671 has been charged to expense.

Investment Banking Expense - During the year ended December 31, 1996, the Company issued investment bankers 214,000 shares and granted options to acquire an additional 1,300,000 shares of its common stock for purposes of heightening awareness of and expanding markets in the Company's common stock. Approximately $541,600 has been charged to operations as a non-recurring item for the year ended December 31, 1996 for these transactions.

Shareholder Guaranty Fee - During the year ended December 31, 1996, the Company's chief executive officer agreed to guarantee certain debts of the Company. The Company paid the officer a guarantee fee of approximately $98,682 which has been charged to operations as a non-recurring item for the year ended December 31, 1996.

Note 12 - Stockholders' Equity

Effective June 14, 1995, the Company amended its charter for a one for three (1 for 3) reverse split of the Company's outstanding stock, retaining the par value at one cent. All per share amounts for each period presented give effect for the reverse split.

In 1996 and 1995, the Company issued 2,334 and 244,073 restricted shares, respectively, of its common stock to warrant holders in cancellation of warrants related to a prior private placement limited offering (PPLO).


The Company also issued Sales Agent Warrants to its selling agent (Agent) for the PPLO. These warrants permit the Agent to purchase up to approximately 3,334 shares of the Company's common stock at a price of ten and one eighth (10 1/8) dollars per share. During 1995, 2,000 of these warrants were exercised.

As discussed in Note 8, the Company issued $27,500,000 face value of convertible debentures in 1996. Conversions to the Company's common stock totaled 6,436,955 shares for 1996, representing $10,000,000 in face value of the debentures.

Primary and fully diluted earnings per share are based on the weighted average number of common and common stock equivalent shares outstanding, 5,671,698 in 1996 and 3,812,482 for 1995. In

                                      F 18

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================

Note 12 - Stockholders' Equity - Continued

1995 there were no dilutive securities, and in 1996 the dilutive effect of convertible securities is not applicable since the Company incurred a loss.

The Company has a stock option plan (Plan) that provides for the granting of incentive and non-qualified options to purchase shares of the Company's common stock. The Plan's coverage extends to selected key employees, officers, directors and consultants.

The Plan provides for the granting of incentive stock options that may be exercised at prices equal to or exceeding fair market value at the date of grant and permits granting of non-qualified options at prices below fair market value at the date of grant. Options granted employees are non-transferable and are for both active shares and restricted shares that carry continuing legal restrictions on transfer upon exercise of the options. Options granted to employees during 1996 and 1995 were at exercise prices that exceeded fair market value of the underlying shares at date of grant. Generally, the options are exercisable upon grant date with expiration dates ranging from five to ten years from date of grant.

Options under the Plan granted to and exercised by the Company's public relations firm during 1995 totaled 607,334 shares. The shares represented consideration to the public relations firm to retain their services for a two year period. Compensation expense related to the public relations firm totaled $159,672 and $133,056 for 1996 and 1995 respectively, and is included in the consolidated statements of income under the caption "Shareholder relations." Included in the consolidated balance sheets under the caption "Other current assets" is $26,606 and $186,278 representing the prepaid portion of the firm's services at December 31, 1996 and 1995.

In addition to the above, the public relations firm is indebted to the Company in the amount of $1,237,000 and $1,359,376 at December 31, 1996 and 1995,
reflected in the consolidated financial statements under the caption "Stockholder note receivable." This represents the amount owed for 375,000 shares of the Company's common stock. The Company holds a demand note from the public relations firm for the balance due and has received assignments of collateral consisting primarily of equity securities of small public companies. The amount due from the public relations firm is treated as a reduction of equity in the consolidated financial statements pending collection in cash or other assets readily convertible to cash.

As discussed in Note 11, the Company granted to investment bankers options to acquire 1,300,000 shares of its common stock at exercise prices ranging from $1 to $2.25 per share. At December 31, 1996, none of the options had been exercised.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the employee option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996

                                      F 19

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================

Note 12 - Stockholders' Equity - Continued

consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                  1996             1995
                                                  ----             ----
Net income (loss) - as reported              $(11,572,293)       $180.536
Net income (loss) - pro forma                 (11,674,527)         83,323
Earnings (loss) per share - as reported      $      (2.04)           0.05
Earnings (loss) per share - pro forma               (2.06)           0.02


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted -average assumptions used for grants in 1996 and 1995: 40% volatility, four-year life, zero dividend yield, and risk-free interest rate of 6.19% for 1996 and 5.98% for 1995.

Information regarding the option plan for 1996 is as follows:

                                    1996                        1995
                           -----------------------      -------------------
                                  Weighted Average         Weighted Average
                                      Exercise                 Exercise
                           Shares       Price         Shares     Price
                           ------     ---------       ------    -------
Options outstanding,
 beginning of year         800,004      $3.56        200,004     $3.36
Options canceled                -0-                 (200,004)     3.36
Options exercised               -0-                       -0-
Options granted          1,400,000      $2.05        800,004     $3.56
                         ---------                  --------
Options outstanding,
 end of year             2,200,004      $2.60        800,004     $3.56
                         =========                  ========
Options exercisable,
 end of year             2,100,004      $2.47        800,004     $3.56
                         =========                  ========

Option price range,
 end of year          $.375 to $3.625            $2.04 to $4.06
Option price range
 for exercised shares        na                        na
Options available for
 grant at end of year      869,332                     4,832
Weighted average fair
 value of options
 granted during the year  $   0.10                   $  0.17


                                      F 20

The weighted average grant date fair value of options granted during 1996 and 1995, all of whose exercise prices exceeded market value of the stock at date of grant, is $33,869 and $85,736, respectively.


                                Weighted
                                 Average       Weighted                Weighted
                     Number     Remaining       Average     Number      Average
Range of Exercise  Outstanding  Contractual    Exercise   Exercisable  Exercise
      Prices       at 12/31/96     Life          Price    at 12/31/96    Price
      ------       -----------     ----          -----    -----------    -----
$2.8125 to $3.625    850,000      10 yrs         $2.91      750,000      $2.81

$0.75 to $1.00       400,000     8 1/8 yrs       $0.84      400,000      $0.84
$0.38                150,000       5 yrs         $0.38      150,000      $0.38
$2.04                200,004       5 yrs         $2.04      200,004      $2.04
$4.06                600,000       5 yrs         $4.06      600,000      $4.06
                   ---------                              ---------
                   2,200,004                              2,100,004
                   =========                              =========


Note 13 - Related Party Transactions

During 1996 the Company sold at net book value a planned retail outlet undergoing construction to its chief executive officer in exchange for his assumption of $286,000 of related debt and the recognition of a receivable of $323,421. Also the Company borrowed from the officer $300,000 in 1996, and the Board of Directors authorized payment to the officer of approximately $99,000 as a 1% fee for his guarantee of Company debt. Net indebtedness to the officer by the Company at December 31, 1996 as a result of these and other transactions in the ordinary course of business was approximately $18,049. Receivables in the amount of $281,951 are included in the balance sheet under the caption "Accounts Receivable" at December 31, 1996. A $300,000 note payable to the officer is included in the balance sheet under the caption "Notes Payable" at December 31, 1996.

The chief executive officer leases certain properties to the Company for a monthly rental of $27,000. The lease payments on these properties, included on the income statements among general and administrative expenses, amounted to approximately $356,000 and $324,000 in 1996 and 1995, respectively. The lease term for these properties runs through December, 2002, and includes one ten-year renewal option.

In other leasing transactions with the chief executive officer, the Company rents, under month-to-month operating leases, certain vehicles. Expenses related to these transactions were approximately $45,000 and $30,000 in 1996 and 1995, respectively.

                                      F 21

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================

Note 13 - Related Party Transactions  - Continued

In 1996 and 1995, transactions between the Company and a manufacturing corporation controlled by the chief executive officer included equipment sales and certain ongoing construction activities conducted for the Company by the corporation. Equipment sales and construction activities totaled $182,603 and $290,521, in 1996 and 1995, respectively.

During 1995, the Company acquired an existing self-serve car wash facility from its chief executive officer. Financing for the $200,000 purchase price was in the form of a loan assumption in the amount of approximately $131,000 with the remaining balance of approximately $69,000 paid by the Company in 1996.

The Company was formerly one of the sponsors of a racing team headed by its chief executive officer. Advertising expense associated with the sponsorship of the racing team was $60,000 in 1995. Prepayments of $64,767 related to the racing team were included under the caption "Other current assets" on the Balance Sheet in 1995.

Included in the accompanying balance sheet under the caption, "Accounts payable," at December 31, 1995, is $46,476 payable to the Company's chief executive officer. Also included on the Balance Sheet at December 31, 1995 were $4,040 in trade accounts receivable due from a minority stockholder. Sales to this minority stockholder totaled $4,321 in 1995.

It is the opinion of counsel to the Company that, in view of the large percentage of shares held in escrow in the name of Strategic Holdings, Inc. as discussed in Note 11, Strategic should be considered an affiliate and therefor a related party. In addition to the transaction discussed in Note 11, the Company also issued options to Strategic in 1996 to acquire up to 350,000 shares of the Company's common stock at an exercise price of $2.25. Fees paid to Strategic in connection with acquisitions and issuance of debentures totaled $875,000 and $787,500, respectively.

Note 14 - Business Segments

The retail segment is comprised of the Company's convenience store, express lube, and car wash operations. The energy products segment is comprised of gas and oil properties that are currently producing or under development and located within the United States. Corporate amounts represent general and administrative expenses which are not allocated to the other business segments.

In determining operating income (loss) by business segment, none of the following have been added or deducted: interest expense, income taxes, and other income and expense.

Segment information is outlined in the following summary:

                                                     1996         1995
                                                -------------  -----------
   Net Sales -

   Retail                                        $ 13,142,415  $ 13,297,809
   Energy products                                     91,894            -0-

   Corporate                                               -0-           -0-
                                                 ------------  ------------
                                                 $ 13,234,309  $ 13,297,809
                                                 ============  ============

   Operating income (loss)

   Retail                                        $    289,344  $    960,958
   Energy products                                    (46,113)      (42,696)
   Corporate                                      (12,886,969)     (366,778)
                                                 ------------  ------------
                                                 $(12,643,738) $    551,484
                                                 ============  ============
   Identifiable assets

   Retail                                        $ 14,031,214  $ 12,182,763
   Energy Products                                  8,443,495     3,065,858
   Corporate                                        4,592,541       293,622
                                                 ------------  ------------
                                                 $ 27,067,250  $ 15,542,243
                                                 ============  ============


   Capital expenditures -

   Retail                                        $  3,067,303  $  3,744,205
   Energy products                                  5,244,260       511,551
   Corporate                                               -0-           -0-
                                                 ------------  ------------
                                                 $  8,311,563  $  4,255,756
                                                 ============  ============


Note 15 - Contingencies and Subsequent Events

The Company is subject to extensive and evolving federal, state and local environmental laws and regulations that have been enacted in response to technological advances and the public's increased concern over environmental issues. As a result of changing governmental attitudes in this area, management anticipates that the Company will continually modify or replace facilities and alter methods of operation. The majority of the expenditures necessary to comply with the environmental laws and regulations are made in the normal course of business.

The Company participates in a Superfund established to clean up environmental problems associated with petroleum caused contamination. Coverage under the Superfund is conditional on the Company's continued compliance with all federal and state regulations regarding the sale and

                                      F 23

================================================================================


                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================

Note 15 - Contingencies and Subsequent Events - Continued

underground storage of petroleum products. Under the terms of the Superfund program, the Company's liability is limited to $20,000 per incident, per location. The Company carries no insurance with respect to environmental claims not covered by the Superfund. To the best of its knowledge, the Company is in compliance in all material respects with laws and regulations affecting its operations.

As a result of the transactions discussed in Note 11, the Company has become a party to two lawsuits. The first lawsuit is a stockholder derivative suit naming TAJ, National Financial Service Corporation and Strategic as respondents and seeking repayment of money paid to TAJ, Strategic or National. Named as well are certain members of the Company's board of directors for alleged violation of their fiduciary duty in authorizing the Company to lend over $10,000,000 to Strategic to pay for shares of the Company's stock, purchased by TAJ and placed in Strategic's account. The nature of this action is that even in the event of recovery, recovery will be for the benefit of the Company.

The second lawsuit related to the litigation described in the previous paragraph was filed by the Company against TAJ and National seeking compensatory and exemplary damages in excess of $100,000,000. Recovery for the Company from either of the lawsuits is uncertain and, accordingly, no gain that may result from these actions has been recorded in these financial statements.

Additionally, the Company is a party to various other legal proceedings generally incidental to its business and primarily related to employee matters. The Company does not believe that any of these lawsuits will have a materially adverse effect on its financial position or results of operations.

Subsequent to December 31, 1996, the Company amended its charter to permit issuance of preferred stock to implement agreements reached with debenture holders as discussed below.

In February and March, 1997, the Company reached agreement in principal with debenture holders of $2,090,000 (Group A) and $12,760,000 (Group B) face value, respectively, which will settle all prior disputes and provide for immediate conversions of substantial blocks of the debentures to shares in the Company's preferred and common stock.

For Group A debenture holders, terms of the agreement in principal will require the entire debenture balance to be immediately converted into the Company's preferred stock. Dividends on the preferred stock will accrue based on rates stated on the face of the original debentures and be paid in additional shares of preferred stock. Additional terms will provide that the preferred shares may be converted into common shares at a time mutually agreeable to the Company and the debenture holders or after the expiration of nine months from the date of the agreement. Additionally, the agreement is to preclude the Group A debenture holders from selling any of its position for a period of nine months following the agreement and from, directly or indirectly, engaging in any "short-selling" of the Company's securities. Further terms provide that the Group A debenture holders may change the terms of their agreement to be equal to any subsequent agreements with other debenture holders. Conversion price from preferred to common is to be the average of the closing bid price for the five previous trading days as quoted on the NASDAQ

                                      F 24

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================

Note 15 - Contingencies and Subsequent Events - Continued

exchange, subject to a "floor price." The "floor price" is to be $3.00 per share for months nine through twelve from the date of the agreement, subsequently reduced by $0.50 per share for each following three month period.

For Group B debenture holders, terms of the agreement in principal will require the immediate conversion of four percent (4%) of the outstanding face amount of the debentures into common shares of the Company at a per share price of $0.50 per share and a portion of the remaining balance (13/18ths), to be immediately converted into shares of the Company's preferred stock. The unconverted balance of the debentures are to retain their original terms. Dividends on the preferred stock will accrue based on rates stated on the face of the original debentures and be paid in cash or shares of the Company's common stock, at the Company's option. The preferred stock may be converted to common stock after July 1, 1997, pursuant to the following terms:

   Conversion prices for both the preferred stock and debentures will be based on the average closing bid price for the common stock for the five prior trading days as quoted on the NASDAQ exchange, subject to a "floor" and "ceiling" price. The floor price is to remain at $2.50 per share through September 1997 at which time it will be reduced $0.50 per share for each subsequent three month period, provided that the floor cannot fall below $1.00 per share. Following September 30, 1997 the floor price may be adjusted when the average closing bid price for the preceding month is greater than the floor price, in which case the floor price is to be the greater of the otherwise fixed floor price or an amount computed as two thirds of the average of the closing bid price in the preceding month, as quoted on the NASDAQ exchange. The ceiling price will be $3.00, except that after September 30, 1997, when the average closing bid price for the preceding month is greater than the fixed ceiling price, then the ceiling price is to be the greater of the otherwise fixed ceiling price or two thirds of the average of the closing bid price in the preceding month, as quoted on the NASDAQ exchange.


   The preferred stock for Group B debenture holders will be convertible into shares of the Company's common stock in thirteen equal monthly tranches, commencing July 1, 1997. At the expiration of thirty months from the date of the formal agreement, any remaining shares of preferred stock may be converted into shares of the Company's common stock at the election of the Company. The remaining debentures will be convertible into shares of the Company's common stock at the foregoing conversion prices in five equal monthly tranches commencing August 1, 1998. These conversion features are to be cumulative.

Additionally, the agreement in principal will preclude the Group B debenture holders from selling any of its position until after July 1, 1997 and from, directly or indirectly, engaging in any "short-selling" of the Company's securities. Further terms provide that the Group B debenture holders may change the terms of their agreement to be equal to any subsequent agreements with other debenture holders.

                                      F 25

The agreement in principal is to preclude the Company from selling or offering to sell any of its equity securities, other than offerings in connection with mergers and acquisitions, offerings pursuant to compensatory plans that are approved by the Company's shareholders, offerings in a "firm commitment" underwritten offering, or as reasonable compensation for services rendered. The foregoing provision will not apply if such securities are not eligible for public resale prior to January 1, 1999.

Additionally, the Group B debenture holders are to retain the right to place one position on the Company's board of directors as long as any of their preferred shares are outstanding.

Presented below is a pro-forma balance sheet, assuming conversion of the debentures had taken place at December 31, 1996 in accordance with the more favorable terms of the Group B debenture holders as discussed above.


                  December 31, 1996 Pro-Forma Balance Sheet

    ASSETS

    Current Assets                                     $   1,319,601
    Property and Equipment                                21,111,996
    Deferred Tax Assets                                    2,972,100
    Intangibles and Other Assets                           1,663,553
                                                       -------------
                                                       $  27,067,250
                                                       =============
    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities                                $   3,235,335

    Long-Term Liabilities                                 11,626,243
                                                       -------------
                         Total Liabilities                14,861,578

    Preferred Stock                                       10,296,000
    Common Stock                                             130,161
    Additional Paid-in Capital                            14,278,998
    Accumulated Deficit                                  (11,262,484)
                                                       -------------
                                                          13,442,675
    Less: Stockholder note receivable                     (1,237,003)
                                                       -------------
                         Total Stockholders' Equity       12,205,672
                                                       -------------
                                                       $  27,067,250
                                                       =============


Also subsequent to December 31, 1996, the Company sold two of its retail locations to its chief executive officer. The sales were made at approximate appraised values totaling $2,019,000. Additionally, in March 1997 the Company entered into a contract for the sale of undeveloped property with a carrying value of $282,468 at a price of $325,000. Liabilities under long-term notes payable associated with these locations were assumed by the purchasing parties in the amount of approximately $2,930,000. As a result of these transactions, monthly fixed rate, variable rate and capital lease payments were reduced by approximately $17,300, $4,700 and

                                      F 26

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================

Note 15 - Contingencies and Subsequent Events - Continued

$3,300, respectively. Had these transactions occurred on December 31, 1996, current maturities would have been approximately $1,219,000 rather than $1,669,83 as disclosed in Note 8.

Note 16 - Supplemental Gas and Oil Information (Unaudited)

The Company's proved gas and oil reserves are located in the United States. Proved reserves are those quantities of natural gas and crude oil which, upon analysis of geological and engineering data, demonstrate with reasonable certainty to be recoverable in the future from known gas and oil reservoirs. Proved developed (producing and non-producing) reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped gas and oil reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Financial Data - The Company's activities related to the exploration and development of gas and oil represent a valuable aspect of the Company's business. The following costs include all such costs incurred during each period and capitalized cost at December 31, 1996 and 1995:


                                               1996             1995
                                           ------------     ------------

    Costs incurred-

    Leasehold properties
      Proved                               $    478,424     $    452,738
      Unproved                                   70,835                0
    Exploration costs                                 0                0
    Development costs                         4,694,210           58,813
                                           ------------     ------------

                                           $  5,243,469     $    511,551
                                           ============     ============

    Capitalized Costs

                                               1996             1995
                                           ------------     ------------
    Proved properties not subject
      to amortization                      $  4,441,801     $  2,925,680
    Proved properties being amortized         3,656,514                0
    Unproved properties                         195,835          125,000
    Less accumulated amortization               (58,056)               0
                                           ------------     ------------

          Net capitalized costs            $  8,236,094     $  3,050,680
                                           ============     ============


                                      F 27

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================



Note 16- Supplemental Gas and Oil Information (Unaudited) - Continued

Estimated Quantities of Proved Gas and Oil Reserves - The estimates of proved developed and undeveloped reserves in Kentucky were provided by independent petroleum engineers, Coburn Petroleum Engineering, Tulsa, Oklahoma (Coburn). The estimates of proved developed reserves in Pennsylvania were provided by independent petroleum engineers, Netherland, Sewell & Associates, Inc., of Houston, Texas. Proved reserves cannot be measured exactly and the estimation of reserves involves numerous judgmental and arbitrary determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history or as a result of changes in economic conditions.

Estimated quantities of proved gas and oil net reserves are as follows:



                                       Natural Gas (MCF)       Oil (BBL)
                                         (In Thousands)      (In Thousands)
                                       -----------------    ----------------
                                        1996       1995      1996      1995
                                       ------     ------    ------    ------

Proved developed and undeveloped
    reserves
  Beginning of period                  86,366     28,806       -0-       -0-
  Purchases of minerals-in-place           -0-        -0-      -0-       -0-
  Sales of minerals-in-place               -0-        -0-      -0-       -0-
  Other revisions                        (209)    (6,446)      -0-       -0-
  Revisions of previous estimates
    to give effect to drilling
    arrangements                           -0-    63,006       -0-       -0-
  Extensions, discoveries and
    other additions                     3,212         -0-      18        -0-
  Production                              (50)        -0-      -0-       -0-
                                       ------     ------      ----    ------
  End of period                        88,319     85,366       18        -0-
                                       ======     ======      ====    ======

Proved developed reserves

  Beginning of period                   1,134      1,134       -0-       -0-
                                       ======     ======      ====    ======

  End of period                         4,086      1,134       18        -0-
                                       ======     ======      ====    ======


Estimated quantities of proved gas and oil reserves do not include any natural gas liquids for the years ended December 31, 1996 and 1995.


Reserves of wells that have performance history were estimated through analysis of production trends and other appropriate performance relationships. Where production and reservoir data were limited, the volumetric method was used which is more susceptible to subsequent revisions.


                                      F 28

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================

16 - Supplemental Gas and Oil Information (Unaudited) - Continued

Standardized Measure of Discounted Future Net Cash Flows - The standardized measure of discounted future net cash flows is based on criteria established by Financial Accounting Standards Statement Number 69, Accounting for Oil and Gas Producing Activities and is not intended to be a "best estimate" of the fair value of the Company's gas and oil properties. For this to be the case, forecasts of future economic conditions, varying price and costs estimates, varying discounts rates and consideration of other than proved reserves (i.e., probable reserves) would have to be incorporated into the valuations.

Future net cash inflows are based on the future production of proved reserves of natural gas, natural gas liquids, crude oil and condensate as estimated by petroleum engineers by applying current prices of gas and oil (with consideration of price changes only to the extent fixed and determinable and with consideration of the timing of gas sales under existing contracts or spot market sales) to estimated future production of proved reserves. Prices used in determining future cash inflows for natural gas and oil for the periods ended December 31, 1996 and 1995, were $2.75 and $3.00 for Pennsylvania and Kentucky properties for 1996 and $2.03 per MCF - Gas in 1995, and $20 per BBL-oil in 1996. These rates reflect respective year end spot prices for oil and natural gas, as adjusted for BTU levels. Future net cash flows are then calculated by reducing such estimated cash inflows by the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and by the estimated future income taxes. Estimated future income taxes are computed by applying the appropriate year-end tax rate to the future pretax net cash flows relating to the Company's estimated proved gas and oil reserves. The estimated future income taxes give effect to permanent differences and tax credits and allowances. The underlying assumption taken into consideration by the Coburn engineering report is that the Company complete ten dually completed wells into the coniferous and knox geological zones per year for a period of five years. The drilling of these fifty wells will require a substantial amount of capital to be raised by the Company. No assurance can be given that the said capital can be raised by the Company.

Presented below is the Company's estimated standardized measure of discounted future net cash flows and reconciliation of the changes during the years ended

December 31, 1996 and 1995. The calculations take into consideration the cancellation of an agreement with Enron Oil and Gas Company which was in effect as of December 31, 1994. Said agreement called for Enron Oil and Gas to provide the necessary moneys to drill 115 wells on the leasehold of the Company in return for the majority of the working interest associated with the wells drilled. As a result of this agreement the engineering report changed substantially to reflect the much lesser working interest position retained by the Company. During 1995 the agreement with the Enron Oil and Gas Company was terminated and as a result the working interest position of the Company as reflected in the engineering report has increased substantially.

                                      F 29

================================================================================

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                     Years ended December 31, 1996 and 1995

================================================================================


16 - Supplemental Gas and Oil Information (Unaudited) - Continued


                                                 1996           1995
                                           --------------   --------------

  Future cash inflows                      $  254,543,440   $  199,612,720

  Future development and production costs     (15,315,984)     (13,434,240)

  Future income taxes                         (71,768,237)     (51,385,260)
                                           --------------   --------------

  Future net cash flow                        167,459,219      134,793,220

  100% annual discount                       (104,432,384)     (80,875,932)
                                           --------------   --------------

  Standardized measure of discounted
    future net cash flows                  $   63,026,835   $   53,917,288
                                           ==============   ==============

                                                 1996            1995
                                           --------------   --------------

  Balance, beginning of period             $   53,917,288   $    7,674,414

  Net change due to extensions,
    discoveries and other additions            15,318,557               -0-


  Net change due to revisions in
    quantity estimates (Enron agreement)               -0-      44,751,350

  Net change in sales and transfer pricing             -0-      71,126,783

  Net change in estimated future development
    costs (Enron agreement)                            -0-     (24,678,999)

  Net change in estimated future                 (524,763)              -0-
    development costs

  Net change in income taxes                   (5,684,211)     (44,956,260)

  Purchases of minerals in place                       -0-              -0-
                                           --------------   --------------

  Standardized measure of discounted
    future net cash flows, end of period   $   63,026,871   $   53,917,288
                                           ==============   ==============


                                      F 30