Form 10QSB
period 1997-03-31
UNITED PETROLEUM CORP
filed 1997-05-19
CIK 82925

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 1997

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

Common Voting Stock:   15,552,371             Date:    April 30, 1997

Transitional Small Business Disclosure Format
(Check One):   Yes ( )   No (X)

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.   Financial Information

Item 1.   Condensed Financial Statements ( Unaudited )

          Condensed consolidated balance sheets - March 31, 1997 and December 31, 1996

          Condensed consolidated statements of operations - Three months ended March 31, 1997 and 1996

          Condensed consolidated statement of stockholders' equity

          Condensed consolidated statements of cash flows - Three months ended March 31, 1997 and 1996

          Notes to condensed consolidated financial statements - March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

          Signatures

PART I. - Financial Information                    Item 1.  Financial Statements

                  United Petroleum Corporation and Subsidiaries
                           Consolidated Balance Sheets
                     At March 31, 1997 and December 31, 1996

                                                  Mar. 31, 1997   Dec. 31, 1996
Current Assets
  Cash                                           ($     37,806)    $     19,759
  Marketable Securities                           $    103,831     $    122,373
  Accounts and Notes Receivable                   $    442,667     $    472,123
  Inventories                                     $    389,813     $    634,265
  Other Current Assets                            $     49,499     $     71,081
                                                  -----------------------------
                                                  $    948,004     $  1,319,601
Property and Equipment
  Gas and Oil properties                          $  8,290,790     $  8,236,094
  Premises and Equipment ( Net )                  $ 10,551,256     $ 12,875,902
Deferred Tax Assets                               $  2,972,100     $  2,972,100
Intangibles and Other Assets                      $  1,341,952     $  1,663,553
                                                  -----------------------------
Total Assets                                      $ 24,104,102     $ 27,067,250
                                                  =============================
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable                                $    727,183     $    636,966
  Accrued Expenses                                $    491,407     $    678,533
  Accrued Interest                                $    581,035     $          0
  Accrued and Deferred Taxes                      $     11,798     $          0
  Bank Line Of Credit                             $    224,000     $    250,000
  Current Maturities-Long Term Debt               $  1,405,378     $  1,669,836
                                                  -----------------------------
                                                  $  3,440,801     $  3,235,335
Long Term Liabilities
  Long Term Debt-Less Current Maturities          $ 19,794,514     $ 22,229,143
  Unearned Revenue                                $    200,000     $    200,000
  Deferred Income Taxes                           $     87,100     $     87,100
                                                  -----------------------------
Total Liabilities                                 $ 23,522,415     $ 25,751,578

Stockholders' Equity
  Common Stock, $.01 Par Value                    $    141,185     $    118,281
  (50,000,000 shares authorized,
  14,118,700 and 11,828,156 issued)
  Additional Paid-In Capital                      $ 14,285,281     $ 13,696,878
  Retained Earnings                              ($ 12,607,776)   ($ 11,262,484)
                                                  -----------------------------
                                                  $  1,818,690     $  2,552,675
Less: Stockholder note receivable                ($  1,237,003)   ($  1,237,003)
                                                  -----------------------------
Total Stockholders' Equity                        $    581,687     $  1,315,672
                                                  -----------------------------
Total Stockholders' Equity & Liabilities          $ 24,104,102     $ 27,067,250
                                                  =============================

The accompanying notes are an integral part of these financial statements.

                          United Petroleum Corporation and Subsidiaries
                               Consolidated Statement of Operations
                     For The Three Month Periods Ended March 31, 1997 and 1996

                                                  Mar. 31, 1997    Mar. 31, 1996

Revenues                                          $  3,698,647      $  3,344,829

Cost of Sales                                     $  2,616,333      $  2,217,269
                                                  ------------------------------
Gross Profit                                      $  1,082,314      $  1,127,560

Operating Expenses:
  Salaries and Wages                              $    300,787      $    253,473
  Payroll Taxes                                   $     72,065      $     89,602
  Other General and Administrative                $    589,633      $    569,961
  Interest Expense                                $  1,086,725      $    107,007
  Depreciation and Amortization                   $    392,281      $    119,136
                                                  ------------------------------
                                                  $  2,441,491      $  1,139,179

Other Income (Expense)                            $     13,885      $     13,837
                                                  ------------------------------
Net Income Before Income Taxes                   ($  1,345,292)     $      2,218

Provision For Income Taxes                        $          0      $        333
                                                  ------------------------------
Net Income After Taxes                           ($  1,345,292)     $      1,885
                                                  ==============================
Primary Earnings Per Share                       ($      0.095)     $      0.000
                                                  ==============================
Weighted Average Shares Outstanding                 14,118,700         4,623,674
                                                  ==============================
Fully Diluted Earnings Per Share                 ($      0.095)     $      0.000
                                                  ==============================
Fully Diluted Weighted Average Shares               14,118,700         4,623,674
  Outstanding
                                                  ==============================

The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
            For the Three Month Periods Ended March 31, 1997 and 1996

                                                    Mar. 31, 1997  Mar. 31, 1996
                                                    ---------------------------
Operating Activities
  Net Income                                        ($ 1,345,292)   $     1,885
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and Amortization                   $   392,281    $   119,136
     Shares issued for services                      $   207,356    $    51,515
  Changes in operating assets and liabilities:
    Decrease (increase) in-
      Accounts notes receivable                      $    29,456    $    73,949
      Inventories                                    $   244,452    $    37,699
      Other Current Assets                           $    40,124    $   144,110
  Proceeds from unearned purchase discounts          $         0    $         0
    Increase (decrease) in -
      Accounts Payable and Accrued Liabilities       $   495,924    $    54,956
                                                     --------------------------
                                                     $    64,301    $   483,250
Investing Activities:
  Property and Equipment Additions                   $ 1,932,365   ($   399,221)
  Acquisition of gas and oil properties             ($    54,696)  ($   116,021)
  Decrease (increase) in other assets                $   321,601   ($   227,168)
                                                     --------------------------
                                                     $ 2,199,270   ($   742,410)
Financing Activities:
  Principal payments on debt                        ($ 2,699,087)  ($   122,097)
  Proceeds from short term borrowings                $         0    $         0
  Payments on short term borrowings                 ($    26,000)   $         0
  Net proceeds from bank financing                   $         0    $   482,337
  Net proceeds from issuance of debentures           $         0    $         0
  Proceeds from issuance of common stock             $   403,951    $         0
                                                     --------------------------
                                                    ($ 2,321,136)   $   360,240
                                                     --------------------------
Increase(Decrease) in Cash and Cash Equivalents     ($    57,565)   $   101,080

Cash and Cash Equivalents, Beginning of Period       $    19,759    $    37,941
                                                     --------------------------
Cash and Cash Equivalents, End of Period            ($    37,806)   $   139,021
                                                     ==========================

The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity

                                                                     Additional                 Stockholder
                                           Common Stock               Paid-In       Retained        Note
                                      Shares         Amount           Capital       Earnings     Receivable          Total

Balance, January 1, 1997            11,828,156    $    118,281    $ 13,696,878   ($11,262,484)   ($ 1,237,003)   $  1,315,672

  Shares issued for services           749,540    $      7,495    $    199,861                                   $    207,356

  Shares issued to effect            1,445,948    $     14,459    $    342,945                                   $    357,404
  conversion of debentures(net)

  Shares issued in payment of           95,066    $        950    $     45,597                                   $     46,547
  interest on debentures

  Net Income                                                                     ($ 1,345,292)                  ($  1,345,292)
                                  ------------    ------------    ------------    -----------     -----------    ------------
Balance, March 31, 1997             14,118,710    $    141,185    $ 14,285,281   ($12,607,776)   ($ 1,237,003)   $    581,687

                 United Petroleum Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     Periods Ended March 31, 1997 and 1996

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1996 financial statements in order for them to conform with classifications used in 1997. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 1996.

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

Business Activities - The Company's business activities are conducted through its subsidiaries and are contained within two primary industry segments. Calibur Systems, Inc. operates convenience stores, express lube centers, and car washes providing a variety of car wash and detail services, gasoline, automotive, food and beverage and related products throughout middle and eastern Tennessee and northern Georgia. Jackson-United Petroleum Corporation was formed for the purpose of developing gas and oil properties and marketing of gas and oil production. Currently all of the Company's gas and oil properties are located within the United States in central and eastern Kentucky, Pennsylvania and Missouri.

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

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                      Periods Ended March 31, 1997 and 1996

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

Non-Cash Equity Transactions - Goods and services acquired through the issuance of the Company's common stock are valued at the fair market value of the stock on the date of

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                      Periods Ended March 31, 1997 and 1996

acquisition. When restricted shares are issued, the value of the shares given in exchange is discounted approximately 50 % from the fair market value of freely traded common stock. It is the intent of management to reduce the discount related to the issuance of restricted shares if and when the market for the Company's common stock becomes less volatile and the average daily trading volume increases significantly.

     During the quarter the Company issued 749,540 common shares as payment for services. All of the shares issued pursuant to the Company's S-8 registration were issued at market value as of the date of issuance. Restricted shares issued for services were valued at fifty percent (50%) of market value as of the date of issuance. Said shares were issued at prices ranging from $0.125 to $0.56 per share. The aggregate issuance price associated with the issued shares was $207,356. The majority of the shares were issued for services related to construction projects in the Calibur Systems, Inc. subsidiary and for services related to the development of the oil and gas subsidiary, Jackson-United Petroleum Corporation.

     During the quarter the Company issued 1,445,948 common shares to effect conversion of debentures with an approximate face value of $700,000 at prices between $0.275 and $0.50 per share. During the quarter the Company issued 95,066 shares of the Company's common stock as payment for interest payable to debenture holders.

Item 2. - Management's Discussion and Analysis of Operations

     The Company realized a net loss of ($1,345,292) for the three month period ended March 31, 1997, compared to a net income of $1,885 for the same period last year.

     A summary of comparative results between the first quarter of 1997 and the first quarter of 1996 is as follows:

Revenues were realized as follows:
                                               Quarter Ended     Quarter Ended
                                               March 31, 1997    March 31, 1996
Retail Subsidiary:
  Gasoline                                      $1,359,799         $1,056,127
  Car Wash                                       1,487,432          1,705,520
  Oil & Lube                                       368,432            271,437
  Grocery                                          171,972            152,414
  Other Sales                                      239,226            159,331
Energy Subsidiary:
  Natural Gas                                       62,753                  0
  Crude Oil                                          9,032                  0
                                                ----------         ----------
Total Revenue For Quarter                       $3,698,647         $3,306,346
                                                ==========         ==========

Retail Subsidiary (Calibur Systems, Inc.)

     The Company experienced a decreased gross profit margin on gasoline sales from 7.4 % in the first quarter of 1996 to 4.1 % in the first quarter of 1997. Volume increased from 963,204 gallons in the first quarter of 1996 to 1,164,004 gallons in the first quarter of 1997 for an increase of 20.8%. The majority of this increase, 207,495 gallons, is attributed to a new Exxon location on Cumberland Avenue in Knoxville, Tennessee. The new location was leased from Michael F. Thomas, the Company's principal officer, on a month to month basis. The Company ceased to operate the location effective March 2, 1997. Management estimated, based on the results of operations for this location during January and February, that the location would be a drain on earnings for an unacceptable period of time. Operations were ceased because management did not believe the Company should incur the losses related to the operation of this location. Also during the first quarter, the Company closed an existing leased gasoline location in Solway, Tennessee. Volume at the Solway location was 122,501 gallons in the first quarter of 1996 and 27,162 during the first quarter of 1997. This location became unprofitable over the past two years as increased competition entered the Solway area. It is the opinion of management that major improvements would be required to be competitive and that the cost of the improvements would not be justified. The decision was made to cease operations at the Solway location at the end of the lease in January of 1997. Volume at same store locations increased 20,467 gallons compared to the first quarter of last year.

     Car wash revenue was $1,487,432 for the first quarter as compared to $1,705,520 for the same quarter last year which represents a decrease of $218,088 or approximately 12.8%. Approximately $45,260 of this decrease is related to the sale of the Farragut, Tennessee location discussed later in this report. The remaining $172,828 is a decrease in same store revenues. It is the belief of management that excessive rainfall during the first quarter prevented the desired level of revenue from being achieved.

     Oil and lube revenue was $96,995 higher for the quarter as compared to the same quarter last year which represents an increase of 35.7%. Of this amount $102,956 is attributed to the following new locations: (1.) Newport, Tennessee, (2.) Oak Ridge, Tennessee and (3.) Knoxville, Tennessee. Same store revenues decreased by $5,961. This decrease is attributed to excessive rainfall which occurred in the first quarter. As of the end of the first quarter of this year the Company has nine oil and lube centers in operation as compared to six oil and lube centers open at the end of first quarter in 1996. Revenues from the three above referenced locations are expected to grow substantially over the next few years. Subsequent to the end of the quarter the Company opened a new oil and lube center in Morristown, Tennessee in May of 1997. Two additional oil and lube centers are presently under construction. These new locations are being constructed in Ft. Oglethorpe, Georgia and Knoxville, Tennessee.

     Other sales was $239,226 for the first quarter as compared to $159,331 for the same quarter last year which represents an increase of $79,895 or approximately 50%. The majority of this increase is attributed to food court sales and accessories.

     The Calibur Systems, Inc. subsidiary had a net loss of ($16,395) for the quarter as compared to a net income of $74,397 for the same quarter last year.

Energy Subsidiary (Jackson-United Petroleum Corporation)

     Natural gas revenue increased to $62,753 for the first quarter as compared to $0 in the first quarter of last year. Natural gas revenues were generated as follows: (1) approximately $44,442 from sixteen Pennsylvania wells drilled during 1996 under a joint venture agreement with Kastle Resources Enterprises, Inc. of Edinboro, Pennsylvania, (2) approximately $4,107 from the Stepp #1 well drilled by the Company in 1996 located in Martin County, Kentucky, (3) approximately $8,960 from the Bogar #1 well drilled by the Company in 1996 under a farmout agreement with Penn Virginia Oil and Gas and (4) approximately $5,244 from the Daugh White # 1 well in Clay County, Kentucky. Natural gas production in both the Pennsylvania and eastern Kentucky wells was below anticipated levels due to the fact that several wells required additional work which decreased the number of producing days during the first quarter. The cost of the rework decreased the net revenues to the Company during the quarter.

     Oil revenue increased to $9,032 for the first quarter as compared to $0 in the first quarter of last year. The majority of the oil revenue was generated from several of the wells drilled in Pennsylvania during 1996.

     The Jackson-United Petroleum Corporation subsidiary had a net income of $32,223 for the quarter as compared to a net loss of ($14,009) for the same quarter last year. Cost of sales were $5,685 for the quarter as compared to $0 for the same quarter last year. Selling, general and administrative expenses for the subsidiary were $33,877 for the quarter as compared to $13,218 for the same quarter last year. Included in the selling, general and administrative expenses is $15,000 in depletion, depreciation and amortization.

Consolidated Operations

     Operating expenses were $2,441,491 for the first quarter of 1997 as compared to $1,139,179 for the same period last year. This increase is mainly attributed to interest paid on debentures along with amortized costs associated with the issuance of the debentures. These expenses totaled $1,112,335 during the first quarter. The remaining increase in operating expenses is mainly attributed to wages, professional fees and legal fees.

     Although management expected a loss as related to the expense associated with the debentures issued in 1996, earnings for the first quarter did not meet the expectations of management. The primary factors associated with the decreased income were: (1.) lower than desired gasoline margins, (2.) lower than expected gasoline volume and (3.) lower than expected car wash revenue during the quarter.

Financial Condition -

     The working capital deficit increased to approximately ($2,456,797) as of March 31, 1997 as compared to approximately ($1,915,734) as of December 31, 1996. The majority of this increase can be attributed to accrued interest related to the debentures issued in 1996. Management expects the working capital position of the Company to improve as projects presently under construction are completed and the corresponding assets and liabilities are placed into service and to further improve as the aggregate level of outstanding debentures decreases through conversions into common stock of the Company.

     The net worth of the Company decreased to $581,687 as of March 31, 1997 as compared to $1,315,672 as of December 31, 1996. The decrease is primarily attributed to the operating loss of ($1,345,292) sustained by the Company in the first quarter. The debt to worth ratio of the Company increased to approximately 40 to 1 as of March 31, 1997 as compared to approximately 20 to 1 as of the year ended December 31, 1996.

     Subsequent to the end of the quarter, effective April 30, 1997, the Company entered into an agreement with holders of $16,822,400 of debentures. The agreement provided, among other things, for the exchange of $9,975,000 worth of debentures into 8,775 shares of Series "A" Preferred Stock, after a reduction of 10% in the face amount of the debentures. The preferred stock will pay a cumulative dividend of eighteen percent (18%) for a period of one year. Thereafter, at the option of the preferred shareholder, the dividend shall either be reduced to seven percent (7%) for the second year or, a preferred shareholder, at his option, may surrender to the Company ten percent of the preferred stock and continue to receive a dividend of eighteen percent (18%). At the option of the Company, dividends may be paid in cash or in the Company's common stock.

     Preferred shareholders shall have voting rights equal to those which they would have if they converted their preferred shares to common stock at the then conversion price, provided, however, that no preferred shareholder or group of affiliated preferred shareholders may, at any time, vote more than 4.99% of the total of the stock entitled to vote.

     Commencing July 1, 1997, one thirteenth of the preferred stock may be converted each month on a cumulative basis. The conversion price shall be the lesser of $3.00 or the average closing bid price for the five trading days prior to the conversion. Notwithstanding the forgoing, the minimum conversion price for the first three months commencing July 1, 1997 shall be the greater of $2.50 per share or two-thirds of the average of the closing bid prices for the prior month. For the next three months, the minimum conversion price shall be the greater of $2.00 per share or two-thirds of the average closing bid prices for the prior month. For the next three months, the minimum conversion price shall be the greater of $1.50 per share or two-thirds of the average of the closing bid prices for the prior month. Thereafter, the minimum conversion price shall be the greater of $1.00 or two-thirds of the average closing bid prices for the prior month.

     The preferred shares may be automatically converted by the Company by notice given between October 1, 1999 and October 10, 1999 at a price equal to the average of the closing bid prices for the five trading days prior to giving of the notice. Each preferred share shall have liquidation rights equal to $1,000 and shall have preference over common shareholders and junior preferred shareholders. The Company may redeem the preferred shares at any time upon payment of the liquidation price together with any accrued dividends.

     The agreement provides that the preferred shareholders shall vote their shares for the continuation of current management and shall not participate in any proxy contests so long as the Company is not in default with respect to any of the provisions of the agreement, the preferred shares or the debentures.

     The agreement provides that the holders of $3,454,511 of the debentures shall receive in their place amended convertible debentures in a face amount equal to ninety percent (90%) of the face amount of the old debentures. The maturity date of the amended debentures is September 1, 1999.

     The interest rate on the amended debentures is eighteen percent (18%) for one year and seven percent (7%) thereafter, provided, however, that the amended debenture holders shall have the option at the end of one year to surrender to the Company, for no consideration, ten percent (10%) of their amended debentures and to receive interest of eighteen percent (18%) on the remaining amended debentures. At the option of the Company, interest may be paid in cash or common stock.

     The amended debentures are convertible into shares of the Company's common stock commencing August 1, 1998 at the rate of one-fifth per month. The conversion price shall be the lesser of $3.00 or the average closing bid prices for the Company's common stock for the five trading days preceding the notice of conversion, provided, however, that the minimum conversion price shall be the greater of $1.00 per share or two-thirds of the average closing bid prices for the prior month.

     The Company may redeem the amended debentures at any time upon payment of the face amount of the debenture together with accrued interest. No amended debenture holder or affiliated group of amended debenture holders may convert their debentures to common stock to the extent that such conversion would cause them to own more than 4.99% of the Company's outstanding common stock. The amended debenture holders have agreed to vote any common stock acquired by them to continue current management so long as no event of default, as defined in the agreement, has occurred.

     One of the debenture holders has subscribed for $666,666 worth of new debentures to be issued pursuant to Regulation S. The purchase price for these new debentures is $500,000. These funds are to be used by the Company for working capital purposes. These debentures are convertible under the same terms and conditions as the amended debentures.

     As part of the agreement, debentures with a face amount of $623,200, together with shares issued in payment of interest accrued through April 30, 1997 were converted to common stock at a price of $.50 per share.

     The above referenced transactions will reduce the liabilities of the Company and increase the equity of the Company.

     During 1997, the Company will continue to seek additional sources of capital for the following reasons:

          (1.) To increase overall balance sheet liquidity of the Company. Without the necessary liquidity to be able to act quickly the Company is deprived of the opportunity to make acquisitions that could prove beneficial. No assurance can be given that the Company will be able to obtain the desired capital.

          (2.) To further expand the Company's drilling programs and to acquire producing oil and gas properties. Management is presently negotiating with several firms in the asset based lending segment of the oil and gas industry. Firms of this type are willing to finance oil and gas properties based on the value of each individual acquisition as opposed to requiring a fixed amount of equity. By means of this type of financing the Company may have the opportunity to acquire oil and gas properties without the issuance of additional equity securities. Lenders of this type are also accustomed to production payments as opposed to fixed payments as required by more traditional lenders. This would allow the Company to be assured of a positive cashflow associated with the properties being acquired via this means of financing. There can be no assurance that the Company will locate any attractive oil and gas acquisition candidates nor is there any assurance that the appropriate capital and/or debt financing will be available to the Company.

          (3.) Although the focus of the Company will be on the growth of the oil and gas subsidiary, the Company will continue to look for attractive acquisitions in the retail automotive subsidiary. In the event such an opportunity should arise, capital would be required. There can be no assurance that the Company will locate any attractive acquisition candidates for the retail automotive subsidiary nor is there any assurance that appropriate equity and/or debt financing will be available to the Company.

Expansion and Capital Improvements

     As of March 31, 1997 the Company is committed to certain expansion projects in the retail subsidiary and they are as follows:

          (1.) The Company presently has a new Pennzoil Ten Minute Lube Center under construction in Ft. Oglethorpe, Georgia which is being built as an extension to the Company's existing car wash facility at that location. The new lube center should be open by second quarter of 1997. No further financing is required. A construction and permanent loan was obtained prior to beginning construction from Northwest Georgia Bank in an amount sufficient to cover the estimated costs of the project. No provisions have been made for cost overruns which may occur related to this project.

          (2.) The Company presently has a new Pennzoil Ten Minute Lube Center under construction in Morristown, Tennessee. This location is a "build to suit" and is being leased by the Company. The lessor provided $135,000 in financing for the project. The total cost of the project is expected to be approximately $200,000. The Company will be financing the remaining costs of this project from cashflow. Subsequent to the end of the quarter the Morristown, Tennessee location was opened for business.

          (3.) The Company presently has a new Pennzoil Ten Minute Lube Center at 8016 Kingston Pike in Knoxville, Tennessee under construction. Although this location is being constructed on leased property the Company is responsible for the development costs. The Company obtained a construction/permanent loan from a division of Citicorp, N.A. in conjunction with a loan program sponsored by Pennzoil prior to beginning construction in an amount sufficient to cover the anticipated costs. No provisions have been made for cost overruns which may occur related to this project.

          (4.) As of the date of this report, the Company has accounts payable in the energy subsidiary of approximately $375,000 related to the drilling of wells in eastern Kentucky. The Company intends to leverage the producing wells in the energy subsidiary to enable the Company to pay the payables.

     The Company has recently reviewed several potential acquisitions to its retail subsidiary and several potential acquisitions for the oil and gas subsidiary. As of the date of this report none of these potential acquisitions have become commitments of the Company. In the event the Company should desire to make such an acquisition or acquisitions substantial capital may be required. No assurance can be given that the Company will be able to acquire the necessary capital to make such acquisitions.

     During the quarter the Company sold two retail facilities it owned to, Michael F. Thomas, the President and CEO of the Company. These facilities were located in Farragut, Tennessee and Cookeville, Tennessee. The Farragut location was a car wash, food court, convenience store and Exxon branded gasoline station. The Cookeville location was an Amoco branded gasoline station, convenience store, and free standing food court. The Farragut location was sold for $1,140,000 on February 25, 1997 which was slightly more than the appraised value of the property as obtained by the Company from Hop Bailey & Company, an M.A.I. appraisal firm, in the amount of $1,100,500. As of year end 1996 the loan on the Farragut location was in technical default and payment of the loan was demanded in full by the lender, First Tennessee Bank. Calibur Systems, Inc. was unable to re-finance the location. The Cookeville location was sold for $879,000 on March 16, 1997 which was slightly less than the appraised value of $961,500 as obtained by the Company from the Furman Appraisal Agency in Cookeville, Tennessee. Both of these facilities were operating at a loss. The Company was unable to refinance the mortgages on these properties and determined it was in the best interest of the Company to sell them.

     Subsequent to the end of the quarter, effective April 1, 1997, the Company transferred the Exxon distributorship contract to, Michael F. Thomas, the Company's President and CEO. Mr. Thomas was the designated "key person" in the original distributorship contract between the Company and Exxon. The transfer became necessary due to the fact that the letter of credit posted by the Company in favor of Exxon matured. Exxon required the letter to be extended and increased from $100,000 to $200,000. In order to extend and increase the letter of credit the issuer required the personal guarantee of Michael F. Thomas which is no longer available to the Company. In return for the transfer of the distributorship Mr. Thomas agreed to sell Exxon products to the Company at cost plus shipping.

Part II - Other Information

Item 1    Legal Proceedings

               In March 1997, a civil action was filed by the Company against TAJ Global Equities, Inc. of Tampa, Florida; Wilbur Jurdine, President of TAJ Global Equities, Inc. and National Financial Services, Inc. The suit was filed in the United States District Court for the East Tennessee District of Tennessee alleging conspiracy to engage in a course of misconduct intended to defraud the Company, conversion, unjust enrichment, breach of fiduciary duty and associated causes of action claiming compensatory and punitive damages in excess of one hundred million dollars ($100,000,000). Notice of suit and waiver of service have been sent to each defendant pursuant to the Federal Rules of Civil Procedure. No responses to the complaint have been received as of the date of this report.

Item 2    Changes In Securities

               In March 1997, the Company filed a charter amendment with the State of Delaware authorizing the Company to have outstanding at any one time 60,000,000 shares, of which 10,000,000 shares shall be preferred stock, par value $.01 per share, issuable in one or more classes or series, and 50,000,000 shares shall be common stock, par value $.01 per share. All or any part of the common stock and the preferred stock may be issued by the corporation from time to time and for such consideration as the Board of Directors may determine. All such shares, if and when issued, and upon receipt of such consideration by the corporation, shall be fully paid and non-assessable.

Item 3    Defaults Upon Senior Securities

                None, not applicable

Item 4    Submission of Matters to a Vote of Security Holder

                None, not applicable

Item 5    Other Information

               Subsequent to the end of the quarter, effective April 30, 1997, the Company entered into an agreement with holders of $16,822,400 of debentures. The provisions of the agreement are discussed in length in this report. Refer to the Management's Discussion and Analysis of Operations section of this report.

               Presented on the following page is a proforma balance sheet, assuming conversion of the debentures, cancellation of certain debentures, issuance of the new debentures and the issuance of the preferred shares as referenced in the April 30, 1997 agreement as if the transaction had taken place at March 31, 1997.


                      March 31, 1997 Proforma Balance Sheet

         Assets
         Current Assets                                            $  1,448,004
         Property and Equipment                                    $ 18,842,046
         Deferred Tax Assets                                       $  2,972,100
         Intangibles and Other Assets                              $  1,341,952
                                                                   ------------
                                   Total Assets                    $ 24,604,102

         Liabilities and Stockholders' Equity
         Current Liabilities                                       $  2,859,766
         Long Term Liabilities                                     $ 10,372,579
                                                                   ------------
                                   Total Liabilities               $ 13,232,345

         Preferred Stock                                           $  8,775,000
         Common Stock                                              $    155,523
         Additional Paid In Capital                                $  5,023,529
         Accumulated Deficit                                       $ (1,345,292)
                                                                   ------------
                                                                   $ 12,608,760
         Less: Stockholder Note Receivable                         $ (1,237,003)
                                                                   ------------
                           Total Stockholders' Equity              $ 11,371,757
                                                                   ------------

         Footnote:

               The Company believes that an error was made in the computation of the schedules in the April 30, 1997 agreement. The calculations are being reviewed by the preferred shareholders and the debenture holders such that the proper adjustments can be performed which will increase the number of preferred shares by approximately 1,100 and increase the outstanding debentures by approximately $438,000.

Item 6     Exhibits and Reports on Form 8-K

           (a.) Exhibits - None
           (b.) Reports on Form 8-K - None

                                   Signatures

     Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             United Petroleum Corporation

Dated: 5/16/97                               By:  /S/ Michael F. Thomas
                                                ---------------------------
                                                  Michael F. Thomas
                                                  President & CEO

Dated: 5/16/97                               By:  /S/ Charles B. Lobetti
                                                ---------------------------
                                                  Charles B. Lobetti
                                                  Chief Financial Officer