Form 10QSB
period 1997-06-30
UNITED PETROLEUM CORP
filed 1997-08-19
CIK 82925

                           U.S. Securities and Exchange Commission
                                    Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 1997

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
ACT OF 1934

         For the transition period ended:

Commission File Number:    0-25006

Name of Small Business Issuer in Charter: UNITED PETROLEUM CORPORATION

State or Other Jurisdiction of Incorporation or Organization:  DELAWARE

I.R.S. Employer I.D. Number:        13-3103494

Address of Principal Executive Offices:     Suite N-425   1111 Northshore Drive
                                            Knoxville, Tennessee 37919
Issuer's Telephone Number:                  (423) 909-0890

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

Common Voting Stock:       19,430,639                Date:    August 13, 1997

Transitional Small Business Disclosure Format
(Check One):      Yes (  )  No (X)

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.           Financial Information

  Item 1.         Condensed Financial Statements ( Unaudited )

                  Condensed consolidated balance sheets - June 30, 1997 and December 31, 1996

                  Condensed consolidated statements of operations - Three months ended June 30, 1997 and 1996; six months ended June 30, 1997 and 1996

                  Condensed consolidated statement of stockholders' equity

                  Condensed consolidated statements of cash flows - Six months ended June 30, 1997 and 1996

                  Notes to condensed consolidated financial statements - June 30, 1997

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          Other Information

                  Signatures

PART I. - Financial Information                    Item 1.  Financial Statements

                  United Petroleum Corporation and Subsidiaries
                           Consolidated Balance Sheets
                     At June 30, 1997 and December 31, 1996

                                                   June 30, 1997  Dec. 31, 1996

 Current Assets
  Cash                                            $     54,055     $     19,759
  Marketable Securities                           $          0     $    122,373
  Accounts and Notes Receivable                   $    313,192     $    472,123
  Inventories                                     $    379,530     $    634,265
  Other Current Assets                            $     69,822     $     71,081
                                                  ------------     ------------
                                                  $    816,599     $  1,319,601

Property and Equipment
  Gas and Oil properties                          $  8,288,546     $  8,236,094
  Premises and Equipment ( Net )                  $ 10,511,289     $ 12,875,902
Deferred Tax Assets                               $  2,972,100     $  2,972,100
Intangibles and Other Assets                      $  1,601,050     $  1,663,553
                                                  ------------     ------------
   Total Assets                                   $ 24,189,584     $ 27,067,250
                                                  ============     ============
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable                                $    683,389     $    636,966
  Accrued Expenses                                $    600,941     $    678,533
  Accrued Interest                                $    131,693     $          0
  Accrued and Deferred Taxes                      $          0     $          0
  Unamortized Discount                            $  1,246,400     $          0
  Accrued Dividend Payable                        $    298,175     $          0
  Bank Line Of Credit                             $    227,000     $    250,000
  Current Maturities-Long Term Debt               $    976,114     $  1,669,836
                                                  ------------     ------------
                                                  $  4,163,712     $  3,235,335
Long Term Liabilities
  Long Term Debt-Less Current Maturities          $ 12,661,843     $ 22,229,143
  Unearned Revenue                                $    200,000     $    200,000
  Deferred Income Taxes                           $     87,100     $     87,100
                                                  ------------     ------------
Total Liabilities                                 $ 17,112,655     $ 25,751,578

Stockholders' Equity
  Common Stock, $.01 Par Value                    $    172,252     $    118,281
   (50,000,000 shares authorized,
   17,225,270 and 11,828,156 issued)
  Additional Paid-In Capital(Common)              $ 11,854,120     $ 13,696,878
  Preferred Stock, $.01 Par Value                 $         99     $          0
  (10,000,000 shares authorized,
  9,912 and 0 issued)
  Additional Paid-In Capital(Preferred)           $  9,911,901     $          0
  Retained Earnings                               ($13,648,516)    ($11,262,484)
                                                  ------------     ------------
                                                  $  8,289,856     $  2,552,675
Less: Stockholder note receivable                 ($ 1,212,927)    ($ 1,237,003)
                                                  ------------     ------------
Total Stockholders' Equity                        $  7,076,929     $  1,315,672
                                                  ------------     ------------
Total Stockholders' Equity & Liabilities          $ 24,189,584     $ 27,067,250
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
                      Consolidated Statement of Operations
            For The Three Month Periods Ended June 30, 1997 and 1996

                                                 June 30, 1997     June 30, 1996

Revenues                                         $  2,531,617      $  3,253,888

Cost of Sales                                    $  1,702,926      $  2,209,676
                                                 ------------      ------------
Gross Profit                                     $    828,691      $  1,044,212
Operating Expenses:
  Salaries and Wages                             $    223,335      $    295,529
  Payroll Taxes                                  $     63,760      $     75,056
  Other General and Administrative               $    938,546      $    623,646
  Interest Expense                               $    387,811      $    198,298
  Depreciation and Amortization                  $    284,625      $    201,452
                                                 ------------      ------------
                                                 $  1,898,077      $  1,393,981

Other Income ( Expense )                         $     28,646      $     30,060
                                                 ------------      ------------
Net Income Before Income Taxes                   ($ 1,040,740)     ($   319,709)

Provision For Income Taxes                       $          0      $     32,493
                                                 ------------      ------------
Net Income After Taxes                           ($ 1,040,740)     ($   287,216)
                                                 ============      ============
Primary Earnings Per Share                       ($     0.060)     ($      0.06)
                                                 ============      ============
Weighted Average Shares Outstanding                17,225,270         4,623,313
                                                 ============      ============
Fully Diluted Earnings Per Share                 ($     0.060)     ($      0.06)
                                                 ============      ============
Fully Diluted Weighted Average Shares              17,225,270         4,623,313
    Outstanding
                                                 ============      ============


The accompanying notes are an integral part of these financial statements.

                          United Petroleum Corporation and Subsidiaries
                           Condensed Consolidated Statements of Operations
                    For the Six Month Periods Ended June 30, 1997 and 1996

                                                June 30, 1997     June 30, 1996

Revenues                                         $  6,230,264      $  6,598,717

Cost of Sales                                    $  4,319,259      $  4,426,945
                                                 ------------      ------------
Gross profit                                     $  1,911,005      $  2,171,772

Operating Expenses:
  Salaries and Wages                             $    524,122      $    549,002
  Payroll Taxes                                  $    135,825      $    164,658
  Other General and Administrative               $  1,528,179      $  1,193,607
  Interest Expense                               $  1,474,536      $    305,305
  Depreciation and Amortization                  $    676,906      $    320,588
                                                 ------------      ------------
                                                 $  4,339,568      $  2,533,160

Other Income (Expense)                           $     42,531      $     43,897
                                                 ------------      ------------
Net Income Before Taxes                          ($ 2,386,032)     ($   317,491)

Provision For Income Taxes                       $          0      $     32,160
                                                 ------------      ------------
Net Income After Taxes                           ($ 2,386,032)     ($   285,331)
                                                 ============      ============
Primary Earnings Per Share                       ($      0.14)     ($      0.06)
                                                 ============      ============
Weighted Average Shares Outstanding                17,225,270         4,623,313
                                                 ============      ============
Fully Diluted earnings Per Share                 ($      0.14)     ($      0.06)
                                                 ============      ============
Fully Diluted Weighted Average Shares              17,225,270         4,623,313
  Outstanding


The accompanying notes are an integral part of these statements.

                           United Petroleum Corporation and Subsidiaries Consolidated Statement of Stockholders' Equity

                                                               Additional
                                       Common Stock             Paid-In
                                     Shares        Amount       Capital
                                                                (Common)
                                   ------------    ------      ---------
Balance, January 1, 1997           11,828,156     $118,281     $13,696,878


  Shares issued for services          749,540       $7,495        $199,861

  Shares issued to effect           1,445,948      $14,459        $342,945
  conversion of debentures(net)

  Shares issued in payment of          95,066         $950         $45,597
  interest on debentures

  Net Income
                                   ----------     --------     -----------
Balance, March 31, 1997            14,118,710     $141,185     $14,285,281

  Shares issued in payment of       1,108,270      $11,083        $542,842
  interest on debentures

  Shares issued for services        1,544,868      $15,449        $427,564

  Shares issued to effect             453,422       $4,535        $211,065
  conversion of debentures(net)

  Charge related to unamortized                                ($3,314,457)
  discounts resulting from
  conversion of debentures

  Issuance of preferred stock

  Preferred Stock Dividend                                       ($298,175)

  Payments received on stock-
  holder note receivable

  Net Income
                                   ----------     --------     -----------
Balance, June 30, 1997             17,225,270     $172,252     $11,854,120



                                                                                                     Additional

                                     Retained          Stockholder             Preferred Stock        Paid-In
                                     Earnings              Note               Shares     Amount       Capital            Total
                                                        Receivable                                  (Preferred)
                                    -----------        -----------            ------     ------     -----------       ----------
Balance, January 1, 1997            ($11,262,484)      ($1,237,003)                                                   $1,315,672


  Shares issued for services                                                                                            $207,356

  Shares issued to effect                                                                                               $357,404
  conversion of debentures(net)

  Shares issued in payment of                                                                                            $46,547
  interest on debentures

  Net Income                        ($1,345,292)                                                                     ($1,345,292)
                                    ------------       -----------            ------     ------     -----------       ----------
Balance, March 31, 1997             ($12,607,776)      ($1,237,003)             $0         $0                $0         $581,687

  Shares issued in payment of                                                                                           $553,925
  interest on debentures

  Shares issued for services                                                                                            $443,013

  Shares issued to effect                                                                                               $215,600
  conversion of debentures(net)

  Charge related to unamortized                                                                                      ($3,314,457)
  discounts resulting from
  conversion of debentures

  Issuance of preferred stock                                                9,912        $99.00     $9,911,901       $9,912,000

  Preferred Stock Dividend                                                                                             ($298,175)

  Payments received on stock-                              $24,076                                                       $24,076
  holder note receivable

  Net Income                        ($1,040,740)                                                                     ($1,040,740)
                                    ------------       -----------          ------     ------     -------------      -----------
Balance, June 30, 1997              ($13,648,516)      ($1,212,927)          9,912        $99        $9,911,901       $7,076,929

                  United Petroleum Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
             For The Six Month Periods Ended June 30, 1997 and 1996

                                                   June 30, 1997   June 30, 1996
                                                   -------------   -------------

Operating Activities
  Net Income                                        ($ 2,386,032)  ($   285,331)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and Amortization                    $   676,906    $   320,588
    Shares issued for services                       $   650,369    $    51,515
  Changes in operating assets and liabilities:
    Decrease ( increase ) in-
      Accounts notes receivable                      $   158,593   ($    62,026)
      Inventories                                    $   254,735    $    20,230
      Other Current Assets                           $     1,259    $   247,004
  Proceeds from unearned purchase discounts          $         0    $         0
    Increase ( decrease ) in -
      Accounts Payable and Accrued Liabilities      ($ 1,346,924)  ($   130,712)
                                                    ------------   ------------
                                                    ($ 1,991,094)   $   161,268
Investing Activities:

  Property and Equipment Additions                   $ 2,364,613   ($ 1,170,880)
  Acquisition of gas and oil properties             ($    52,454)  ($   429,391)
  Decrease ( increase ) in other assets              $    62,503   ($   818,756)
                                                     -----------   ------------
                                                     $ 2,374,662   ($ 2,419,027)
Financing Activities:
  Principal payments on debt                        ($ 2,422,156)   ($  512,413)
  Proceeds from short term borrowings                $   203,000    $         0
  Payments on short term borrowings                 ($    23,000)   ($  250,000)
  Net proceeds from bank financing                   $   435,008    $ 1,368,161
  Net proceeds from issuance of debentures           $   500,000    $ 4,822,917
  Proceeds from issuance of common stock             $   957,876    $         0
                                                     -----------    -----------
                                                    ($   349,272)   $ 5,428,665
                                                     -----------    -----------
Increase(Decrease) in Cash and Cash Equivalents      $    34,296    $ 3,170,906

Cash and Cash Equivalents, Beginning of Period       $    19,759    $    37,941
                                                     -----------    -----------
Cash and Cash Equivalents, End of Period             $    54,055    $ 3,208,847
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1996 financial statements in order for them to conform with classifications used in 1997. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 1996.

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

                               Equity Transactions

     During the quarter the Company issued 1,344,868 common shares as payment for services with an aggregate value of $ 405,513 pursuant to the Company's S-8 registration. These shares were issued at market value as of the date of issuance. Said S-8 shares were issued at prices ranging from $ 0.25 to $ 0.4375. The majority of these shares were issued in payment of legal fees, public relations expenses and investment banking services related to mergers and acquisitions. The Company issued 200,000 restricted shares issued as payment for services in the aggregate amount of $ 37,500. The shares were valued at fifty percent (50%) of market value as of the date of issuance. Said restricted shares were issued at $ 0.1875 per share. These shares were issued to Michael F. Thomas, President and CEO of the Company, as a bonus related to the debenture restructuring effective April 30, 1997.

     During the quarter the Company issued 1,108,270 common shares as payment for interest due on debentures in the aggregate amount of $ 553,925.48. The Company also issued 453,422 common shares to effect conversion of debentures with an approximate face value of $ 215,600.00 at prices between $ 0.45 and $
0.50 per share.

     During the quarter, effective April 30, 1997, the Company entered into an agreement with holders of $ 16,822,400.00 of debentures. The agreement provided, among other things, for the exchange of $ 9,912,000.00 worth of debentures into 9,912 shares of Series "A" Preferred Stock, after a reduction of ten percent (10%) in the face amount of the debentures. The preferred stock will pay a cumulative dividend of eighteen percent (18%) for a period of one year. Thereafter, at the option of the preferred shareholder, the dividend shall either be reduced to seven percent (7%) for the second year or, a preferred shareholder, at his option, may surrender to the Company ten percent (10%) of the preferred stock and continue to receive a dividend of eighteen percent (18%). At the option of the Company, dividends may be paid in cash or in the Company's common stock.

     Preferred shareholders shall have voting rights equal to those which they would have if they converted their preferred shares to common stock at the then conversion price, provided, however, that no preferred shareholder or group of affiliated preferred shareholders may, at any time, vote more than 4.99% of the total of the stock entitled to vote.

                  United Petroleum Corporation and Subsidiaries
              Notes to Consolidated Financial Statements-Continued
                                   (Unaudited)

     Commencing July 1, 1997, one-thirteenth of the preferred stock may be converted each month on a cumulative basis. The conversion price shall be the lesser of $ 3.00 or the average closing bid price for the five trading days prior to the conversion. Notwithstanding the forgoing, the minimum conversion price for the first three months commencing July 1, 1997 shall be the greater of $ 2.50 per share or two-thirds of the average of the closing bid prices for the prior month. For the next three months, the minimum conversion price shall be the greater of $ 2.00 per share or two-thirds of the average closing bid prices for the prior month. For the next three months, the minimum conversion price shall be the greater of $ 1.50 per share or two-thirds of the average closing bid prices for the prior month. Thereafter, the minimum conversion price shall be the greater of $ 1.00 or two-thirds of the average closing bid prices for the prior month.

     The preferred shares may be automatically converted by the Company by notice given between October 1, 1999 and October 10, 1999 at a price equal to the average of the closing bid prices for the five trading days prior to giving of the notice. Each preferred share shall have liquidation rights equal to $ 1,000.00 and shall have a preference over common shareholders and junior preferred shareholders. The Company may redeem the preferred shares at any time upon payment of the liquidation price together with any accrued dividends.

     The agreement provides that the preferred shareholders shall vote their shares for the continuation of current management and shall not participate in any proxy contests so long as the Company is not in default with respect to any of the provisions of the agreement, the preferred shares or the debentures.

     The agreement provides that the holders of approximately $ 3,943,466 of the debentures shall receive in their place amended convertible debentures in the amount of approximately $ 3,549,120 in face value after a reduction the face value of the old debentures equal to ten percent (10%). The maturity date of the amended debentures is September 1, 1999.

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

     As a part of this agreement, debentures with a face value of approximately $ 623,200, together with shares issued in payment of interest accrued through April 30, 1997 were converted to common stock at a price of $ 0.50 per share.

                  United Petroleum Corporation and Subsidiaries
              Notes to Consolidated Financial Statements-Continued
                                   (Unaudited)

     The above referenced transactions, effective April 30, 1997, will reduce the liabilities of the Company and increase the equity of the Company for the following reasons: (1.) the conversion of debentures into common stock, (2.) the conversion of debentures into preferred stock and (3.) the forgiveness of debenture balances with a face value equal to approximately $ 1,495,680. The forgiveness of debt is typically treated as an other income item for statement purposes. However, in the case of the debenture restructure agreement the debenture holders received an increased yield in return for the forgiveness. In an effort to prevent phantom income related to the debenture forgiveness from appearing on the Company's income statement, the Company has elected to classify the amount forgiven as "unamortized discount" for statement purposes and will amortize the amount over a twelve month period. This will represent a reduction in interest expense of approximately $ 124,640 per month beginning May 1, 1997.

     During the quarter the Company declared a preferred stock dividend in the amount of $ 298,175 which is payable in common stock of the Company. As of June 30, 1997, the dividend is shown as a payable on the books of the Company and has been deducted from equity.

     The Company made a charge against capital during the quarter in the amount of $ 3,314,457 resulting from the write off of unamortized discounts and fees associated with the conversion and forgiveness of debentures.

Item 2. - Management's Discussion and Analysis of Operations

     The Company realized net loss of ($ 1,040,740) for the three month period ended June 30, 1997, compared to a net loss of ($ 287,216) for the same period last year.

     A summary of comparative results between the second quarter of 1997 and the second quarter of 1996 is as follows:

Revenues were realized as follows:

                                      Quarter Ended       Quarter Ended
                                      June 30, 1996       June 30, 1996
Retail Subsidiary:
   Gasoline                             $  756,408         $1,158,391
   Car Wash                              1,145,851          1,457,380
   Oil & Lube                              397,412            295,434
   Grocery                                  93,651            173,354
   Other Sales                              85,450            169,329
Energy Subsidiary:
   Natural Gas                              28,957                  0
   Oil                                      23,888                  0
                                        ----------         ----------

Total Revenue For Quarter               $2,531,617         $3,253,888
                                        ==========         ==========

                    Retail Subsidiary (Calibur Systems, Inc.)

     The Company experienced a decreased gross profit margin on gasoline sales from 14.1 % in the second quarter of 1996 to 6.5 % in the second quarter of 1997. Volume decreased from 1,181,177 gallons in the second quarter of 1996 to 747,147 gallons in the second quarter of 1997 for a decrease of 434,030 gallons or approximately 36.7 %. The decreased gross profit margin can mainly be attributed to unfavorable wholesale gasoline prices and increased competition. The decrease in volume is mainly attributed to the decrease in the number of Company locations selling gasoline. During the first quarter the Company sold a location in Cookeville, Tennessee and a location in Farragut, Tennessee to Michael F. Thomas, the President and CEO of the Company. For further information refer to the quarterly statement on Form 10-KSB for the period ended March 31, 1997. The Company also ceased operations of a Solway, Tennessee location which sold gasoline due to repeated poor performance at the location.

     Car wash revenue decreased by $ 311,529 for the quarter as compared to the same quarter last year. Same store car wash revenues decreased by $ 204,990 and the balance of the decrease is attributed to the sale of a car wash location in Farragut, Tennessee as referenced above. It is the belief of management that excessive rainfall during the second quarter caused the decrease in same store revenue.

     Oil and lube revenue was $101,978 higher for the quarter as compared to the same quarter last year which represents an increase of 34.5%. Of this amount $108,954 is attributed to the following new locations: (1.) Newport, Tennessee, (2.) Morristown, Tennessee, (3.) Oak Ridge, Tennessee and (4.) Merchants Road in Knoxville, Tennessee. Same store decreases of $ 6,976 accounted for the balance of the difference. The poor performance in same store revenues is attributed to the excessive level of rainfall during the second quarter in the opinion of management. As of the end of the second quarter of this year the Company had ten oil and lube centers in operation as compared to six oil and lube centers open at the end of second quarter in 1996.

     Grocery revenue was $ 93,651 for the quarter as compared to $ 173,354 for the same quarter last year. Other revenues were $ 85,450 for the quarter as compared to $ 169,329 for the previous year. Both decreases are mainly attributed to the decrease in the number of Company locations.

     The Calibur Systems, Inc. subsidiary had a net loss of ($234,723) for the quarter as compared to an income of $ 42,338 for the same quarter last year.

            Energy Subsidiary (Jackson-United Petroleum Corporation)


     Natural gas revenues increased to $ 28,957 for the quarter as compared to $0 for the same period last year. The majority of these revenues were from the sixteen Pennsylvania wells drilled in 1996 under a joint venture agreement with Kastle Resources Enterprises, Inc. ("Kastle") of Edinboro, Pennsylvania. Natural gas production and revenues in both Pennsylvania and Kentucky were below anticipated levels due to the fact that several wells require additional work which decreased the number of producing days during the quarter as well as lowered the daily volumes of the wells requiring additional work. Rework costs decreased the net revenues to the Company during the quarter.

     Oil revenue for the quarter was $ 23,888 for the quarter as compared to $ 0 for the same period last year. These revenues were produced from several of the Pennsylvania wells drilled under a joint venture agreement with Kastle as mentioned above. As of the date of this report the Company has one well in Kentucky that requires additional work and two additional wells in Kentucky that are shut-in awaiting pipeline. Oil revenues are expected to increase in the third quarter of this year as revenues from the "pilot" phase of a water-flood project are scheduled to begin. The water-flood is a joint venture with Western Engineering, Inc. ("Western") of Evansville, Indiana. The cost of the Company's participation was approximately $ 275,000. The Company and Western drilled three horizontal production wells to enhance the recovery of oil from Western's Belton Unit in Cass County, Missouri. The producing formation is the Squirrel Sandstone. Production commenced on April 10, 1997 with approximately 20 barrels produced per day and as of the date of this report is approaching 80 barrels per day. Western receives the first 40 barrels of daily production and the Company receives the next 55 barrels. Above 95 barrels per day, production is shared equally between the two companies.

     The Jackson-United Petroleum Corporation subsidiary had a net income of $18,632 for the quarter as compared to a loss of ($ 4,901) for the same period last year. Depreciation and depletion were $ 15,000 for the quarter as compared to $ 0 for the same period last year.

                             Consolidated Operations

     Operating expenses were $1,898,077 for the second quarter of 1997 as compared to $1,393,981 for the same period last year. This increase is mainly attributed to increases in legal fees, professional fees, public relations expense, investment banking services, accounting expenses and increased shareholder relations expenses. Interest expense was also higher for the quarter as compared to last year as a result of the interest paid on debentures, via the issuance of common stock, which was partially off-set by the amortization of unearned discounts in the amount of $ 249,280 related to the face value of debentures forgiven by debenture holders pursuant to the restructure agreement completed by the Company effective April 30, 1997. In the agreement, as mentioned earlier in this report, debenture holders forgave debentures with a face value of $ 1,495,680. The Company has elected to amortize this discount over a period of twelve months which corresponds with the term associated with the debenture forgiveness in the agreement.

     Financial Condition - The working capital deficit of approximately ($2,492,797) as of March 31, 1997 has increased to a deficit of approximately ($3,347,113) as of the end of June 30, 1997. The increase of the working capital deficit was not anticipated by management. This increase is the result of the accounting method used to account for the forgiveness of debenture balance by debenture holders in the amount of $ 1,495,680 as referenced earlier in this report. The unamortized portion of this debenture forgiveness is included in the current liabilities section of the balance sheet in the amount of $ 1,246,400. Approximately $ 373,920 of this amount will be amortized per quarter over the next year which will represent a reduction in interest expense and remove the item from the balance sheet. Excluding this extraordinary item the working capital position of the Company actually improved by approximately $ 392,084.

     The net worth of the Company increased from $ 581,687 as of March 31, 1997 to $ 7,076,929 as of June 30, 1997. This increase is primarily associated with the conversion of debentures into both common and preferred stock as well as the forgiveness of debentures with a face value of approximately $ 1,495,680. The debt to worth ratio of the Company has greatly improved from 40 to 1 as of March 31, 1997 to approximately
2.4 to 1 as of June 30, 1997. The majority of the changes in the capital structure for the quarter are the result of an agreement effective April 30, 1997 between the Company and convertible debenture holders. For further information regarding this agreement please refer to the description of the agreement contained earlier in this report.

     During 1997, the Company will continue to seek additional sources of capital for the following reasons:

         (1.) To increase the overall balance sheet liquidity of the Company. Without the necessary liquidity to be able to act quickly the Company is deprived of the opportunity to make acquisitions that could prove beneficial. No assurance can be given that the Company will be able to obtain the desired capital.

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

         (3.) Although the focus of the Company will be on the growth of the oil and gas subsidiary, the Company will continue to look for attractive acquisitions in the retail automotive subsidiary or any other business industry that the Board deems appropriate. In the event such an opportunity should arise, capital would be required. There can be no assurance that the Company will locate any attractive acquisition candidates nor is there any assurance that the appropriate capital and/or debt financing will be available to the Company.

                       Expansion and Capital Improvements

     As of June 30, 1997, the Company is committed to certain expansion projects and they are as follows:

     (1.) The company has recently completed the construction of a new Ten Minute Lube Center in Ft. Oglethorpe, Georgia which opened during the second quarter of 1997. Cost overruns associated with this project totaled approximately $ 48,000. The Company does not presently have the funds necessary to satisfy these payables.

     (2.) The Company has recently completed the construction of a new Pennzoil Ten Minute Lube Center in Morristown, Tennessee which opened during the second quarter of 1997. Cost overruns associated with this project totaled approximately $ 32,000. The Company does not presently have the funds necessary to satisfy these payables.

     (3.) The Company presently has a new Pennzoil Ten Minute Lube Center at 8016 Kingston Pike in Knoxville, Tennessee under construction. Cost overruns to date at this location are approximately $ 15,000. The Company does not presently have the funds necessary to satisfy these payables.

     (4.) The Company has recently completed the construction of a new Pennzoil Ten Minute Lube Center in Newport, Tennessee which opened earlier this year. Cost overruns associated with this project are approximately $ 17,000. The Company does not presently have the funds necessary to satisfy these payables.

     On June 17, 1997 the Board of Directors of the Company approved the sale of a full service car wash located at 8817 Kingston Pike in Knoxville, Tennessee to Michael F. Thomas, the Company's President & CEO for $ 300,000 in cash.. There is no debt on the location. The proposed sale was deemed necessary by the Board such that the proceeds of the sale may be used to satisfy all of the above referenced cost overruns in the Calibur Systems, Inc. subsidiary. To date, Mr. Thomas, does not have a loan commitment to obtain the necessary funds to purchase the location from the Company. No assurance can be given that Mr.

Thomas will be able to acquire the financing necessary to purchase the location from the Company.

     (5.) As of the date of this report, the Company has accounts payable in the energy subsidiary of approximately $ 369,500 related to the drilling of wells in eastern Kentucky. The Company intends to leverage the producing wells in the energy subsidiary to enable the Company to pay the payables. No assurance can be given that appropriate financing will be made available to the Company.

     The Company has recently reviewed several potential acquisitions to its retail and energy subsidiaries. As of the date of this report none of these potential acquisitions have become commitments of the Company. In the event the Company should desire to make such an acquisition or acquisitions substantial capital may be required. No assurance can be given that the Company will be able to acquire the necessary capital to make such acquisitions.

     During the quarter the Board of Directors of the Company approved the cancellation of a lease between the Company and Michael F. Thomas, Company President & CEO. Said lease is related to two properties that have been leased by Mr. Thomas to the Company. The properties are located at 4867 N. Broadway in Knoxville, Tennessee and at 5907 Lee Highway in Chattanooga, Tennessee. The exact terms of the lease cancellation are to be completed during the third quarter of 1997.

     During the second quarter the Company transferred the Exxon distributorship contract to, Michael F. Thomas, the Company's President & CEO. Mr. Thomas was the designated "key person" in the original distributorship contract between the Company and Exxon. The transfer became necessary due to the fact that the letter of credit posted by the Company in favor of Exxon matured. Exxon required the letter of credit to be extended and increased from $ 100,000 to $ 200,000. In order to extend and increase the letter of credit the issuer required the personal guarantee of Mr. Thomas which is no longer available to the Company.

Part II - Other Information

Item 1            Legal Proceedings
                           None, not applicable

Item 2            Changes In Securities
                           None, not applicable

Item 3            Defaults Upon Senior Securities
                           None, not applicable


Item 4            Submission of Matters to a Vote of Security Holder
                           None, not applicable

Item 5            Other Information

                       Subsequent to the end of the quarter the Company entered into an agreement in principle to acquire a U.S. Coast Guard approved barge terminal in Celina, Tennessee from Southern Kentucky Enterprises, Inc. for $ 2,000,000 payable in the common stock of the Company. The facility includes storage capacity for approximately 50,000 barrels of product and a loading/unloading rack. Due diligence on the acquisition has began as of the date of this report.

Item 6            Exhibits and Reports on Form 8-K

                  (a.) Exhibits - None

                  (b.) Reports on Form 8-K - None

         Signatures

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    United Petroleum Corporation

         August 18, 1997                   /S/ Michael F. Thomas
Date: ____________________          By: ____________________________
                                             Michael F. Thomas
                                             President & CEO

         August 18, 1997                  /S/ Charles B. Lobetti
Date: _____________________         By: ____________________________

                                             Charles B. Lobetti
                                             Chief Financial Officer