Form 10QSB
period 1997-09-30
UNITED PETROLEUM CORP
filed 1997-11-20
CIK 82925

                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended:    September 30, 1997

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

Common Voting Stock:       26,398,349                Date:    October 30, 1997

Transitional Small Business Disclosure Format
(Check One):      Yes ( )  No (X)

         UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.           Financial Information

  Item 1.         Condensed Financial Statements ( Unaudited )

                  Condensed consolidated balance sheets - Sept. 30, 1997 and December 31, 1996

                  Condensed consolidated statements of operations - Three months ended Sept. 30, 1997 and 1996; nine months ended Sept. 30, 1997 and 1996

                  Condensed consolidated statement of stockholders' equity

                  Condensed consolidated statements of cash flows - Nine months ended Sept. 30, 1997 and 1996

                  Notes to condensed consolidated financial statements - Sept. 30, 1997

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          Other Information

                  Signatures

PART I. - Financial Information                   Item 1.  Financial Statements

                  United Petroleum Corporation and Subsidiaries
                           Consolidated Balance Sheets
                    At September 30, 1997 & December 31, 1997


                                                 Sept. 30, 1997   Dec. 31, 1996

Current Assets

  Cash                                                 $402,240         $19,759
  Marketable Securities                                      $0        $122,373
  Accounts and Notes Receivable                        $491,620        $472,123
  Inventories                                          $355,971        $634,265
  Other Current Assets                                 $270,978         $71,081
                                                   ------------    ------------
                                                     $1,520,809      $1,319,601
Property and Equipment
  Gas and Oil properties                             $8,243,546      $8,236,094
  Premises and Equipment ( Net )                     $7,678,018     $12,875,902
Deferred Tax Assets                                  $3,137,000      $2,972,100
Intangibles and Other Assets                         $1,642,583      $1,663,553
                                                   ------------    ------------
Total Assets                                        $22,221,956     $27,067,250
                                                   ============    ============
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable                                     $542,680        $636,966
  Accrued Expenses                                     $125,390        $678,533
  Accrued Interest                                     $209,197              $0
  Accrued and Deferred Taxes                           $417,834              $0
  Unamortized Discount                                 $872,480              $0
  Accrued Dividend Payable                             $509,690              $0
  Bank Line Of Credit                                  $250,000        $250,000
  Current Maturities                                 $1,981,393      $1,669,836
                                                   ------------    ------------
                                                     $4,908,664      $3,235,335
Long Term Liabilities
  Long Term Debt-Less Current Maturities             $9,015,051     $22,229,143
  Unearned Revenue                                           $0        $200,000
  Deferred Income Taxes                                  $7,000         $87,100
                                                   ------------    ------------
Total Liabilities                                   $13,930,715     $25,751,578

Minority Interest In Consolidated Subsidiary           $200,000              $0

Stockholders' Equity
  Common Stock, $.01 Par Value                         $231,312        $118,281
  (50,000,000 shares authorized,
  23,131,263 and 11,828,156 issued)
  Additional Paid-In Capital(Common)                $11,979,314     $13,696,878

  Preferred Stock, $.01 Par Value                          $117              $0
  (10,000,000 shares authorized,
  11,745 and 0 issued)
  Additional Paid-In Capital(Preferred)             $11,745,216              $0
  Retained Earnings                                ($14,451,791)   ($11,262,484)
                                                   ------------    ------------
                                                     $9,504,168      $2,552,675
Less: Stockholder note receivable                   ($1,212,927)    ($1,237,003)
                                                   ------------    ------------
Total Stockholders' Equity                           $8,291,241      $1,315,672
                                                   ------------    ------------
Total Stockholders' Equity & Liabilities            $22,221,956     $27,067,250
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
                      Consolidated Statement of Operations
             For The Three Month Periods Ended Sept. 30, 1997 & 1996


                                                 Sept. 30, 1997  Sept. 30, 1996

Revenues                                             $1,914,109      $3,153,075

Cost of Sales                                        $1,182,351      $2,255,190
                                                   ------------    ------------
Gross Profit                                           $731,758        $897,885

Operating Expenses:
  Salaries and Wages                                   $326,580        $265,649
  Payroll Taxes                                         $58,340         $75,566
  Other General and Administrative                     $576,411        $535,513
  Interest Expense                                     $324,421        $735,892
  Depreciation and Amortization                        $286,839        $265,592
                                                   ------------    ------------
                                                     $1,572,591      $1,878,212

Other Income (Expense)                                  $37,558         $21,834
                                                   ------------    ------------
Net Income Before Income Taxes                        ($803,275)      ($958,493)

Provision For Income Taxes                                   $0              $0
                                                   ------------    ------------
Net Income After Taxes                                ($803,275)      ($958,493)
                                                   ============    ============
Primary Earnings Per Share                              ($0.035)         ($0.15)
                                                   ============    ============
Weighted Average Shares Outstanding                  23,131,263       6,214,330
                                                   ============    ============
Fully Diluted Earnings Per Share                        ($0.035)         ($0.15)
                                                   ============    ============
Fully Diluted Weighted Average Shares                23,131,263       6,214,330
  Outstanding
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
             For The Nine Month Periods Ended Sept. 30, 1997 & 1996


                                                 Sept. 30, 1997  Sept. 30, 1996

Revenues                                             $8,144,372      $9,751,792

Cost of Sales                                        $5,495,089      $6,682,135
                                                   ------------    ------------
Gross Profit                                         $2,649,283      $3,069,657

Operating Expenses:
  Salaries and Wages                                   $969,327        $814,651
  Payroll Taxes                                        $194,167        $240,224
  Other General and Administrative                   $1,977,450      $1,729,120
  Interest Expense                                   $1,797,864      $1,041,197
  Depreciation and Amortization                        $963,745        $586,180
                                                   ------------    ------------
                                                     $5,902,553      $4,411,372

Other Income (Expense)                                  $61,087         $65,731
                                                   ------------    ------------
Net Income Before Taxes                             ($3,192,183)    ($1,275,984)

Provision For Income Taxes                                   $0         $32,160
                                                   ------------    ------------
Net Income After Taxes                              ($3,192,183)    ($1,243,824)
                                                   ============    ============
Primary Earnings Per Share                               ($0.14)         ($0.06)
                                                   ============    ============
Weighted Average Shares Outstanding                  23,131,263       6,214,330
                                                   ============    ============
Fully Diluted earnings Per Share                         ($0.14)         ($0.06)
                                                   ============    ============
Fully Diluted Weighted Average Shares                23,131,263       6,214,330
  Outstanding

The accompanying notes are an integral part of these statements.

                  United Petroleum Corporation and Subsidiaries
                 Consolidated Statement of Stockholders' Equity


                                                      Additional                                             Additional
                                    Common Stock        Paid-In    Retained    Stockholder  Preferred Stock   Paid-In
                                  Shares     Amount     Capital    Earnings        Note     Shares   Amount   Capital      Total
                                                       (Common)                 Receivable                  (Preferred)

Balance, January 1, 1997         11,828,156 $118,281 $13,696,878 ($11,262,484) ($1,237,003)                              $1,315,672


  Shares issued for services        749,540   $7,495    $199,861                                                           $207,356

  Shares issued to effect         1,445,948  $14,459    $342,945                                                           $357,404
  conversion of debentures(net)

  Shares issued in payment of        95,066     $950     $45,597                                                            $46,547
  interest on debentures

  Net Income                                                      ($1,345,292)                                          ($1,345,292)
                                ----------- -------- ----------- ------------  -----------  ------  ------- ----------- -----------
Balance, March 31, 1997          14,118,710 $141,185 $14,285,281 ($12,607,776) ($1,237,003)     $0       $0          $0    $581,687

  Shares issued in payment of     1,108,270  $11,083    $542,842                                                           $553,925
  interest on debentures

  Shares issued for services      1,544,868  $15,449    $427,564                                                           $443,013

  Shares issued to effect           453,422   $4,535    $211,065                                                           $215,600
  conversion of debentures(net)

  Charge related to unamortized                      ($3,314,457)                                                       ($3,314,457)
  discounts resulting from
  conversion of debentures

  Issuance of preferred stock                                                                9,912   $99.00  $9,911,901  $9,912,000

  Preferred Stock Dividend                             ($298,175)                                                         ($298,175)

  Payments received on stock-                                                      $24,076                                  $24,076
  holder note receivable

  Net Income                                                      ($1,040,740)                                          ($1,040,740)
                                ----------- -------- ----------- ------------  -----------  ------  ------- ----------- -----------
Balance, June 30, 1997           17,225,270 $172,252 $11,854,120 ($13,648,516) ($1,212,927)  9,912      $99  $9,911,901  $7,076,929

  Shares issued for services      1,265,322  $12,653    $323,492                                                           $336,145

  Shares issued in payment of       962,967   $9,630    $322,824                                                           $332,454

  interest on debentures

  Shares issued to effect         2,589,081  $25,891    $611,989                                                           $637,880
  conversion of debentures(net)

  Shares issued in payment of     1,088,623  $10,886    $227,305                                                           $238,191
  dividends

  Correction of 2nd quarter                             $922,623                                                           $922,623
  charge related to unamortized
  discounts

  Charge to effect issuance of                       ($1,833,333)                                                       ($1,833,333)
  preferred stock in settlement
  of debenture lawsuit

  Issuance of Preferred Stock                                                                1,833   $18.00  $1,833,315  $1,833,333

  Preferred Stock Dividend                             ($449,706)                                                         ($449,706)

Net Income                                                          ($803,275)                                            ($803,275)
                                ----------- -------- ----------- ------------  -----------  ------  ------- ----------- -----------
Balance September 30, 1997       23,131,263 $231,312 $11,979,314 ($14,451,791) ($1,212,927) 11,745  $117.00 $11,745,216  $8,291,241


                  United Petroleum Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
            For The Nine Month Periods Ended Sept. 30, 1997 and 1996


                                                 Sept. 30, 1997  Sept. 30, 1996
                                                 --------------  --------------

Operating Activities

  Net Income                                        ($3,192,183)    ($1,243,824)
  Adjustments to reconcile net income to
    net cash provided by operating activities:

     Depreciation and Amortization                     $963,745        $586,180
     Shares issued for services                        $986,514         $58,078
  Changes in operating assets and liabilities:
    Decrease ( increase ) in-

      Accounts notes receivable                        ($19,497)    ($9,101,861)
      Inventories                                      $278,294        ($96,090)
      Other Current Assets                            ($199,897)       $227,522
  Proceeds from unearned purchase discounts                                  $0
    Increase ( decrease ) in -

      Accounts Payable and Accrued Liabilities      ($1,361,772)      ($304,880)
                                                   ------------    ------------
                                                    ($2,544,796)    ($9,874,875)
Investing Activities:

  Property and Equipment Additions                   $5,197,884     ($2,553,742)
  Acquisition of gas and oil properties                 ($7,452)    ($1,510,322)
  Decrease ( increase ) in other assets                 $20,970     ($6,113,351)
                                                   ------------    ------------
                                                     $5,211,402    ($10,177,415)
Financing Activities:

  Principal payments on debt                        ($5,582,009)      ($588,536)
  Proceeds from short term borrowings                  $203,000         $52,000
  Payments on short term borrowings                    ($23,000)      ($250,000)
  Net proceeds from bank financing                     $435,008      $1,368,161
  Net proceeds from issuance of debentures           $1,725,000     $18,401,667
  Proceeds from issuance of common stock               $957,876      $3,758,157
                                                   ------------    ------------
                                                    ($2,284,125)    $22,741,449
                                                   ------------    ------------
Increase(Decrease) in Cash and Cash Equivalents        $382,481      $2,689,159

Cash and Cash Equivalents, Beginning of Period          $19,759         $37,941
                                                   ------------    ------------
Cash and Cash Equivalents, End of Period               $402,240      $2,727,100
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1996 financial statements in order for them to conform with classifications used in 1997. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 1996.

Principles of Consolidation - The consolidated financial statements include the accounts of United Petroleum Corporation (the "Company") and its wholly owned subsidiaries, Calibur Systems, Inc. and Jackson-United Petroleum Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Activities - The Company's business activities are conducted through its subsidiaries and are contained within two primary industry segments. Calibur Systems, Inc. operates convenience stores, express lube centers, and car washes providing a variety of car wash and detail services, gasoline, automotive, food and beverage and related products throughout middle and eastern Tennessee and northern Georgia. Jackson-United Petroleum Corporation is a corporation formed for the purpose of developing gas and oil properties and marketing of gas and oil production. Currently all of the Company's gas and oil properties are located within the United States.

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

                               Equity Transactions

     During the third quarter the Company issued 433,255 common shares to debenture holders in payment of interest on debentures in the amount of $216,627.50 which was due and payable during the second quarter of 1997. The shares were issued at $0.50 per share pursuant to the April 30, 1997 debenture restructure agreement.

     During the third quarter of 1997 the Company issued 1,265,322 common shares as payment for services with an aggregate value of $336,145.43 pursuant to the Company's existing S-8 registration. These shares were issued at market value as of the date of issuance. Said S-8 shares were issued at prices ranging from $0.21875 to $0.375 per share. The majority of these shares were issued in payment of public relations expenses, investment banking services related to acquisitions and for services related to due diligence being performed on projects related to potential acquisitions.

     During the third quarter the Company issued 529,712 common shares as payment for interest due on debentures in the aggregate amount of $115,826.96 at prices between $0.21875 and $0.375 per share. The Company issued 2,589,081 common shares to effect conversion of debentures during the quarter with an approximate face value of $637,880.00 at prices between $0.21875 and $0.375 per share. In addition, the Company issued 1,088,623 common shares during the quarter as payment of dividends on preferred shares in the amount of $238,190.79 at $0.21875 per share.

     An action, as more fully described in the Company's most recent annual report on Form 10-KSB for the period ended December 31, 1996, entitled Mantel International Investments, Limited ("Mantel"), Plaintiff, vs. United Petroleum Corporation and Interwest Transfer Co., Inc., Defendants, was settled on July 1, 1997. The settlement agreement contains, among other items, the following provisions: (1.) that 466,667 shares of the Company's common stock which were held in escrow pending the outcome of the action be released to Mantel, (2.) the Company

                United Petroleum Corporation and Subsidiaries
       Notes to Condensed Consolidated Financial Statements - Continued

                                 (Unaudited)

authorized the issuance of 2,000 shares of a newly created Class "B" Convertible Preferred Stock, (3.) the Company acknowledge that Mantel retains $1,833,333.00 in principal amount of the Company's Convertible Debenture due May 1, 1998 with an original face amount of $2,666,666.00 and (4.) that the Company allow Mantel to exchange the $1,833,333.00 remaining balance of the debenture for 1,833 Class

"B" Preferred Shares and a warrant to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The Preferred Shares will bear a dividend rate of eight percent (8%) per annum with dividends payable quarterly. At the option of the Company the dividends may be paid in cash or in common stock of the Company. The conversion of the Preferred Shares is limited such that no more than 1/15th of the Class "B" Preferred Shares may be converted per month commencing July 1, 1997. Further, the Company has the right to automatically convert any remaining Class "B" Convertible Preferred Shares into common stock of the Company on October 10, 2000. The mandatory conversion price shall be equal to the average market price for the five(5) consecutive trading days immediately preceding the conversion date. Regarding conversion prior to the mandatory conversion, the conversion price shall be equal to the lesser of
(x) $3.00 (as adjusted pursuant to the following clauses) and (y) the greater of
(i) the fixed conversion price and (ii) the average market price for the five
(5) consecutive trading days immediately preceding the conversion date; provided, if the average monthly price for the preceding month is greater than $3.00, then the price for such month shall be the greater of (x) $3.00 and (y) 66-2/3% of the average monthly price for such preceding month. The "fixed conversion price" shall be equal to the following:

              $ 2.50 per share through September 30, 1997
              $ 2.00 per share from October 1, 1997 through December 31, 1997 $ 1.50 per share from January 1, 1998 through March 31, 1998
              $ 1.00 per share after April 1, 1998

in each case adjusted as follows:

        if the average monthly market price for the trading days in the applicable calendar month of the common stock for any calendar month commencing October 1997 is greater than the fixed conversion price, then the fixed conversion price shall be the greater of the fixed conversion price and 66-2/3rds % of the average monthly price for the preceding calendar month.

        On August 29, 1997, the Company entered into an agreement with one of the holders of the Company's Preferred Stock and Amended Convertible Debentures to amend the terms of the

                United Petroleum Corporation and Subsidiaries
       Notes to Condensed Consolidated Financial Statements - Continued

                                 (Unaudited)

Preferred Shares set forth in the Certificate of Designation by reducing the Fixed Conversion Price after April 1, 1998 from $1.00 to $0.50 per share. The Company further agreed to amend the terms of the Amended Debentures by reducing the Fixed Conversion Price after October 1, 1997 from $2.00 to $0.50 per share. In addition, the agreement further provided that the Company issue a promissory note in the form of a convertible debenture in the amount of $1,575,000.00 for a cash purchase price of $1,250,000.00. The difference in the amount of the note and the purchase price being a discount in the amount of $325,000.00. Said note was funded in two advances. The first advance was in the amount of $625,000.00 face value for proceeds of $500,000.00. The second advance was in the amount of

$950,000.00 face value with proceeds of $750,000.00. The note has a maturity of February 28, 1998 with interest payable monthly at the rate of 18%. Interest on the two advances was prepaid through October 31, 1997 at closing. Closing costs equal to $25,000.00 were also deducted from the first advance. The note is unsecured. In conjunction with the issuance of the note the Company issued 400,000 warrants to purchase common stock with an initial purchase price of $0.3688. The agreement contains provisions such that the number of warrants could increase and/or the exercise price of the warrants could be adjusted subject to specific anti-dilutive provisions agreed to by the Company. The agreement also contains an agreement by the Company to file a registration statement regarding the resale of the warrants if and when exercised, the resale of the common stock issued as payment of interest regarding the obligation and the resale of the common stock issued by the Company in the event the holder converts all or a portion of the obligation into common stock. The holder is entitled, at its option, at any time commencing from and after March 31, 1998 to convert up to 100% of the unpaid principal amount of the debenture into common stock of the Company at a conversion price equal to the lesser of (i) $1.00 per share and (ii) the average market price of the Company's common stock for the five (5) consecutive trading days immediately preceding the conversion date.

     During the quarter the Company discovered an error in the accounting for amortized issuance costs related to convertible debentures and amortized discounts related to convertible debentures as reported in fiscal year 1997. The error was contained in a charge made to the paid-in capital account during the second quarter in the amount of $3,314,457. This charge was overstated by $992,623. The entry necessary to correct this error has resulted in the Company posting an increase to the paid-in capital account during the third quarter by $992,623 (see Consolidated Statement of Stockholder's Equity).

                United Petroleum Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements-Continued

                                 (Unaudited)

     During the quarter the Company formed five new subsidiaries in preparation of anticipated acquisitions, two of which were capitalized while the remaining three new subsidiaries were not activated. The newly formed subsidiaries which were activated are as follows: (1.) CTV Studios, Inc. and (2.) UCI Teleport, Inc.) The capitalization for each newly formed subsidiary was obtained via the sale of a ten percent (10%) interest in each new subsidiary with an option to purchase an additional ten percent (10%). The initial capitalization for CTV Studios, Inc. was $50,000.00. Said funds were used to place a deposit toward the purchase of a production studio in Miami, Florida. For additional information regarding this potential acquisition see the "Expansion, Capital Requirements and Divestitures" section of Item 2 - Management's Discussion and Analysis of Operations contained in this report. The initial capitalization of UCI Teleport, Inc. was $150,000.00. Said funds were used to place a deposit toward the purchase of a teleport facility in Miami, Florida. For additional information regarding this potential acquisition see the "Expansion, Capital Requirements and Divestitures" section of Item 2 - Management's Discussion and Analysis of Operations contained in this report. In aggregate the minority position created by the newly formed subsidiaries and the subsequent sale of the twenty percent

(20%) interest in each is shown on the balance sheet as "Minority Interest In Consolidated Subsidiary" in the amount of $200,000.00.

Item 2. - Management's Discussion and Analysis of Operations

     The Company realized a net loss of ($803,275) for the three month period ended September 30, 1997, compared to a net loss of ($958,493) for the same period last year.

     A summary of comparative results between the third quarter of 1997 and the third quarter of 1996 is as follows:

Revenues were realized as follows:

                                         Quarter Ended  Quarter Ended
                                         Sept. 30, 1997 Sept. 30, 1996

Retail Subsidiary:
  Gasoline                                  $  396,828   $1,223,282
  Car Wash                                     996,049    1,225,757
  Oil & Lube                                   321,224      313,854
  Grocery                                       56,483      163,395
  Other Sales                                   36,309      222,881
Energy Subsidiary:
  Natural Gas                                   78,268        3,906
  Crude Oil                                     28,948            0
                                            ----------   ----------
Total Revenue For Quarter                   $1,914,109   $3,153,075
                                            ==========   ==========

                    Retail Subsidiary (Calibur Systems, Inc.)

     The Company experienced a decreased gross profit margin on gasoline sales from 12.4 % in the third quarter of 1996 to 3.8 % in the third quarter of 1997. Volume decreased from 1,024,412 gallons in the third quarter of 1996 to 357,089 gallons in the third quarter of 1997 for a decrease of approximately 65.1 %. The decrease in volume is attributed to the decrease in the number of Company locations selling gasoline from 13 locations to 7 locations. For further information related to the decrease in the number of Company locations selling gasoline refer to the "Expansion, Capital Requirements and Divestitures" section of this report located in the Management's Discussion and Analysis of Operations section on page 17.

     Car wash revenue was $229,708 lower for the quarter as compared to the same quarter last year. It is the belief of management that extended periods of rainfall during the quarter created the decrease in same store car wash revenues. The balance of the decrease is attributed to the decrease in the number of full service car wash locations from 16 locations to 11 locations. For further information related to the decrease in the number of the Company's full service car wash locations refer to the "Expansion, Capital Requirements and Divestitures" section of this report located in the Management's Discussion and Analysis of Operations section on page 17.

     Oil and lube revenue was $7,370 higher for the quarter as compared to the same quarter last year which represents an increase of approximately 2.3 %. This overall trend of increasing sales is expected to continue as lube centers require approximately two to three years to reach their potential. As of the end of the third quarter of this year the Company had nine oil and lube centers in operation as compared to eight oil and lube centers open at the end of the third quarter in 1996.

     Grocery revenue was $56,483 for the quarter as compared to $163,395 for the same period last year. Other revenues were $36,309 for the quarter as compared to $222,881 for the same period last year. The decrease in both cases is mainly attributed to the decrease in the number of locations carrying such products. For further information related to the decrease in the number of the Company's locations selling grocery and other items refer to the "Expansion, Capital Requirements and Divestitures" section of this report located in the Management's Discussion and Analysis of Operations section on page 17.

     The Calibur Systems, Inc. subsidiary had a net loss of ($164,268) for the quarter as compared to a net income of $181,618 for the same period last year.

            Energy Subsidiary (Jackson-United Petroleum Corporation)

     Natural gas revenues increased to $78,268 for the quarter as compared to $3,906 for the same period last year. The majority of these revenues were from the sixteen Pennsylvania wells drilled in 1996 under a joint venture agreement with Kastle Resources Enterprises, Inc. ("Kastle") of Edinboro, Pennsylvania. Natural gas production and revenues in both Pennsylvania and Kentucky were below anticipated levels due to the fact that several wells require additional work which decreased the number of producing days during the quarter as well as lowered the daily volumes of the wells requiring additional work.

     Oil revenue for the quarter was $28,948 for the quarter as compared to $0 for the same period last year. The majority of these revenues were produced from several of the Pennsylvania wells drilled under a joint venture agreement with Kastle as mentioned above. As of the date of this report the Company has one well in Kentucky that requires additional work and two additional wells in Kentucky that are shut-in awaiting pipeline. A portion of these revenues were produced from the "pilot" phase of a water-flood project which is a joint venture with Western Engineering, Inc. ("Western") of Evansville, Indiana. The cost of the Company's participation was approximately $275,000. The Company and Western drilled three horizontal production wells to enhance the recovery of oil from Western's Belton Unit in Cass County, Missouri. The producing formation is the Squirrel Sandstone.


     The Jackson-United Petroleum Corporation subsidiary had a net income of $41,338 for the quarter as compared to a net loss of ($37,626) for the same period last year. Depreciation and depletion were $45,000 for the quarter as compared to $0 last year for the same period.

                             Consolidated Operations

     The decrease in revenues and cost of sales, as reported for the quarter and year to date, are attributed to the decrease in the number of Calibur locations operated by the Company. For further information related to the number of Company locations operated in the Calibur subsidiary refer to the "Expansion, Capital Improvements and Divestitures" section of this report located in the Management's Discussion and Analysis of Operations section on page 17.

     Operating and interest expenses were $1,572,591 for the third quarter of 1997 as compared to $1,878,212 for the same period last year. The decrease is attributed to the amortization of the debenture forgiveness which occurred during the second quarter. The Company chose to classify the amount forgiven as an "unamortized discount" for statement purposes and is recognizing $373,920 per quarter as a reduction in interest expense for the period.

     Management expected a loss for the quarter. However, the loss for the third quarter exceeded the expectations of management. The operating loss, excluding the effects of the debentures, was approximately ($229,571). The primary factors associated with the decreased operating income were: (1.) lower than expected gasoline volume, (2.) lower than expected car wash revenue, (3.) lower than expected lube center revenues during the quarter and (4.) higher wage costs for the quarter. The higher wage costs for the quarter are primarily related to increased personnel related to acquisitions and the evaluation of all Company properties. All of these factors combined with the increased costs associated with such costs as legal, professional and shareholder relations were the major factors which resulted in the loss sustained by the Company in the third quarter.

     Financial Condition - The working capital deficit of the Company as of September 30, 1997 is approximately ($3,387,855) as compared to a deficit of approximately ($3,347,113) as of the end of the previous quarter. The net worth of the Company increased from $7,076,929 as of June 30, 1997 to $8,291,241 as of September 30, 1997. The increase is mainly attributed to the conversion of debentures with a face value of approximately $637,880 into common stock and an adjustment to the paid-in capital account in the amount of $922,623 to correct errors discovered in the accounting for amortized issuance costs associated with convertible debentures and amortized discounts associated with convertible debentures. The debt to worth ratio of the Company has improved from 2.4 to 1 as of June 30, 1997 to 1.7 to 1 as of September 30, 1997. Included in the current assets of the Company as of September 30, 1997 is a note receivable from, Michael F. Thomas, the Company's Chairman and President. The note is the result of the sale of a Company location to Mr. Thomas. For further information regarding this sale refer to the "Expansion, Capital Requirements and Divestitures" section of this report located in the Management's Discussion and Analysis of Operations section on page 17. Inventories on the balance sheet decreased from $634,265.00 as of December 31, 1996 to $355,971.00 as of September 30, 1997. This decrease is the result of the sale of several Company locations in the Calibur subsidiary. Premises and Equipment on the balance sheet has decreased from $12,875,902.00 as of December 31, 1996 to $7,678,018 as of September 30, 1997. This decrease is the result of the sale of several Company locations in the Calibur subsidiary. For further information regarding the sale of the Company locations refer to the "Expansion, Capital Requirements and Divestitures" section of this report located in the Management's Discussion and Analysis of Operations section on page 17. Long term debt on the balance sheet has decreased from $22,229,143.00 as of December 31, 1997 to $9,015,051.00 as of September 30, 1997. The decrease is the result of a combination of the following: (1.) the exchange of convertible debentures with a face value of approximately $10,000,000.00 into convertible preferred stock, (2.) the forgiveness of convertible debentures with a face value of approximately $1,495,680.00, (3.) the conversion of convertible debentures with a face value of approximately $1,553,480.00 into common stock and (4.) the pay-off of all notes associated with Company locations sold during the year.

     During the balance of 1997, the Company will continue to seek additional sources of capital for the following reasons:

         (1.) To increase the overall balance sheet liquidity of the Company. Without the necessary liquidity to be able to act quickly the Company is deprived of the opportunity to make acquisitions that could prove beneficial. No assurance can be given that the Company will be able to obtain the desired capital.

         (2.) To further expand the Company's drilling programs and to acquire producing oil and gas properties. Management continues to negotiate with several firms in the asset based lending segment of the oil and gas industry. Firms of this type are willing to finance oil and gas properties based on the value of each individual acquisition as opposed to requiring a fixed amount of equity. By means of this type of financing the Company may have the opportunity to acquire oil and gas properties without the issuance of additional equity securities. Lenders of this type are also accustomed to production payments as opposed to fixed payments as required by more traditional lenders. This would allow the Company to be assured of a positive cashflow associated with the properties being acquired via this means of financing. There can be no assurance that the Company will locate any attractive oil and gas acquisition candidates nor is there any assurance that the appropriate capital and/or debt financing will be available to the Company.

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

                Expansion, Capital Improvements and Divestitures

     During the quarter the Company performed due diligence and evaluated numerous potential acquisitions in several business sectors as follows: in the home shopping industry, the telecommunications industry, the entertainment industry and the oil and natural gas industry. The following is a summary of the events regarding these potential acquisitions:

     In August the Company announced the formation of a new division, UCI Entertainment Group, in anticipation of entering the entertainment industry. The Company further announced the intent to change the name of the Company to United Companies International, Inc. or "UCI". The name change is not in effect at this time as the change would require the approval of a majority vote of shareholders. The Company entered into a letter of intent to purchase the following: (1.) Royal Pictures, Inc. which is an existing company formed for the production of motion pictures for domestic and international distribution, (2.) Havana Horse Productions, Inc. which is a talent agency owned by Actor Steven Bauer, (3.) the purchase of an existing studio used in the production of films and programs for television, (4.) Compravision Home Shopping Network which is a company whose focus is home shopping via television or cable networks and (5.) Viatel Shopping Network, SA which is an existing South American company whose focus is the shop-at-home market. The Following is a brief summary of the present status of each of the potential acquisitions:

     Royal Pictures, Inc. - Due diligence related to the assets of and future potential of Royal Pictures, Inc. has led to the decision not to pursue the acquisition further.

     Miami based production studio - Due diligence related to the assets of and future potential of the studio has led to the decision not to pursue the acquisition further. A contract to purchase the studio was entered into and a deposit of $50,000.00 was placed with the seller. The funds for the deposit came from the sale of a ten percent (10%) interest in a newly formed subsidiary, CTV Studios, Inc., which was formed during the quarter. Due to the decision not to proceed with the acquisition the Company shall seek the return of the deposit No assurance can be given that the deposit will be returned.

     Havana Horse Productions, Inc. - Due to the decision not to proceed with either the Royal Pictures, Inc. or the studio acquisitions the Company has no use for a talent agency. For this reason the decision was made not to pursue the acquisition further.

     Compravision Home Shopping Network - Although the Company finds the Spanish language home shopping concept to be of great interest, due diligence related to the assets of and the complications of a start-up home shopping network have led to the decision not to pursue the acquisition further.

     Viatel Shopping Network, SA - The decision not to pursue the Spanish language home shopping market in general and the due diligence performed by the Company led to the decision not to pursue the acquisition further.

     In August the Company further announced the formation of a new division, UCI Telecommunications Group, in anticipation of entering the telecommunications industry. During the quarter the Company entered a letter of intent to purchase the Mastec, Inc. teleport located in Miami, Florida. Simultaneously, the Company entered into a letter of intent with a Florida based long distance carrier whose business is located in Mexico. The revenues of the Mexican based operation are approximately $26,000,000.00 per year. A newly formed subsidiary, UCI Teleport, Inc. was formed during the quarter. Capital for the new division was raised via the sale of a ten percent (10%) interest in the new subsidiary. The following is a brief summary of the potential acquisitions:

     The Mastec Teleport - Subsequent to extensive due diligence by the Company, the decision was made to pursue the acquisition. Not only did the acquisition of the teleport alone have merit but it was discovered that the teleport could substantially improve the operating profits of the Mexican long distance carrier as over forty percent (40%) of it's long distance calls are terminated in the United States. These calls are now being transmitted via the use of other teleport facilities for which the charge is significant. The use of one's own teleport could create a substantial savings. The Company has placed a deposit with the owners of the teleport in the amount of $150,000.00 with closing anticipated during the forth quarter of 1997. The funds for the deposit came from the sale of a ten percent (10%) interest in the newly formed subsidiary as mentioned above. The acquisition of the teleport will require additional financing in the amount of approximately $3,350,000.00 and create the need for working capital in the amount of approximately $2,000,000.00. The Company is presently seeking the necessary capital. There can be no assurance that the necessary capital will be available to the Company in a form which is acceptable to shareholders.

     Long Distance Carrier - Subsequent to extensive due diligence by the Company, the decision was made to pursue the acquisition. The long distance carrier has revenues of approximately $26,000,000.00 per year and a cashflow of approximately $3,500,000.00 per year. The operation can be significantly enhanced via the use of the above referenced teleport and the operation can be expanded significantly into other countries. The purchase price is approximately $9,000,000.00 and the need for working capital is estimated to be approximately $5,500,000.00. The Company is presently seeking the necessary capital. There can be no assurance that the necessary capital will be available to the Company in a form which is acceptable to shareholders.

     As of September 30, 1997 the Company is committed to certain expansion projects in the retail subsidiary and they are as follows:


     (1.) The Company presently has a new Pennzoil Ten Minute Lube Center at 8016 Kingston Pike in Knoxville, Tennessee under construction. The facility is presently about 95% complete and all invoices associated with this location have been paid. The cost to complete the location is expected to be approximately $25,000. The Company expects to complete the location during the forth quarter of 1997.

     (2.) The Company recently completed Pennzoil Ten Minute Lube Centers in Newport, Tennessee, Ft. Oglethorpe, Georgia and Morristown, Tennessee. Each of these locations is now in operation and all payables related to the construction of these locations have now been paid.

     (3.) During the quarter the Company ceased operations at the following Calibur locations: (1.) 4867 North Broadway in Knoxville, Tennessee, (2.) 5907 & 5909 Lee Highway in Chattanooga, Tennessee, (3.) 1330 W. Broad Street in Murfreesboro, Tennessee and (4.) 8871 Kingston Pike in Knoxville, Tennessee.

     Operations at 4867 North Broadway and 5907 & 5909 Lee Highway in Chattanooga, Tennessee were ceased due to the cancellation of the lease for the facilities from, Michael F. Thomas, the Company's President and Chairman. The cancellation, approved by the Board of Directors in the second quarter of 1997, was by mutual consent of both the Company and Mr. Thomas. A review of the financial performance of the two locations indicated that the two locations combined produced an annual cashflow of approximately $100,000.00. Mr. Thomas agreed to reduce his annual compensation by $100,000.00 and allow the Company to cancel the lease for the two properties. It is anticipated that the Company will be able to further reduce expenses such as area management and accounting as a result of the decreased level of activity in the Calibur subsidiary.

     Operations at 1330 W. Broad Street in Murfreesboro, Tennessee were ceased due to a lack of profitability at the location. In addition, the loan on the property from Sun Trust Bank matured and the bank was unwilling to renew the loan. The Company was unable to refinance the loan at any other financial institution due to the locations poor operating statements. Being a guarantor on the note, Michael F. Thomas, was required to acquire the location and pay-off of the note. The Board of Directors approved the sale as the sale would prevent a potential problem situation with SunTrust Bank which could adversely effect other banking relationships of the Company. In addition, the sale was approved due to the poor financial performance of the location over the past few years.

     Operations at 8871 Kingston Pike in Knoxville, Tennessee ceased due to the sale of the property to, Michael F. Thomas, the Company's President and Chairman for $300,000.00. Mr. Thomas has a loan approved for the purchase of the location with closing expected to occur during the forth quarter of 1997. The sales price of $300,000.00 is carried as a receivable on the books of the Company as of September 30, 1997. The Board of Directors made the decision to sell this location in order to raise working capital for the Company. There was no debt on the location. The fact that the location was built on leased property and the fact that the location required substantial refurbishing and updating contributed to the decision to sell the facility.

     In addition to the above divestitures, the Company sold an existing non-operational vacant piece of real estate on Ashville Highway in Knoxville, Tennessee to, Michael F. Thomas, the Company's President and Chairman. The vacant land, acquired from Exxon for approximately $125,000.00, was sold via the assumption of a loan in the approximate amount of $140,000.00 from First American Bank in Knoxville, Tennessee. The note had matured and the Company was not in the position to develop the site or pay the loan off. As a guarantor of the note, Mr. Thomas, agreed to assume the note personally in return for the conveyance of the vacant piece of real estate.

     All of the above referenced divestitures involving properties being transferred to, Michael F. Thomas, the Company's President and Chairman were analyzed by the Company's CFO, the accounting department and Board of Directors of the Company. The result was that an assumption agreement was entered into between the Company and Mr. Thomas on July 3, 1997. The purpose of the agreement was to insure that the transaction was fair and equitable to both parties. The agreement provided, among other things, that Mr. Thomas would assume or pay the following: (1.) a note payable to Pennzoil in the approximate amount of $219,829.17, (2.) the Pennzoil Unearned Discount in the amount of $200,000.00, (3.) a note payable to Pennzoil in the approximate amount of $68,240.88, (4.) a note payable to Coffman Oil Co., Inc. in the approximate amount of $25,405.57, (5.) a note payable to Sun Trust Bank in the approximate amount of $389,387.00, (6.) a note payable to First American Bank in the approximate amount of $140,000.00, (7.) real estate taxes in the approximate amount of $85,529.00 and (8.) pay to the Company the sum of $300,000.00. As a result of the divestitures and the assumption of numerous debts of the Company, the Company experienced a loss on the sales of approximately ($22,966.27). These transactions decreased the liabilities of the Company by approximately $1,137,935.00.

     In August the Company sold the real estate at a Company owned location in Oak Ridge, Tennessee which contained a full service car wash, two bay Pennzoil Lube Center, gasoline facility and small convenience store to a non-affiliated local petroleum distributor. The purpose of the sale was to raise capital and pay-off a short term loan on the facility in the amount of $300,000.00 which was owed to, Michael F. Thomas, the Company's President and Chairman. The funds loaned to the Company had been borrowed by Mr. Thomas personally from a local bank. The note matured and the Company was unable to pay the note as agreed. The sale enabled the Company to pay-off the existing first mortgage from Nations Bank, pay-off the note to Mr. Thomas and raise approximately $144,548.00 in working capital. The location continues to be operated by the Company as the transaction was in the form of a sale/lease back.

     In September the Company sold a full service car wash facility in Cookeville, Tennessee to, Dwight Thomas, the Company's Secretary and a member of the Board of Directors. The location was sold for $516,000.00 versus an M.A.I. appraised value of $536,000.00. The price was deemed acceptable due to the fact that the location was in need of capital improvements, including environmental updates necessary to meet 1998 standards, in excess of approximately $80,000.00 at the time of the sale. The purpose of the sale was to raise working capital for the Company. The Company received net proceeds from the sale in the amount of $152,385.24.

     During the quarter the Company entered into an employment agreement with Arthur Van Buren, a member of the Board of Directors, to be the Controller of the Company. The terms of the agreement, among other things, states the term to be for five years with an annual salary of $100,000.00 to be paid $84,000.00 in cash and the remaining $16,000.00 to be paid in stock. In addition, Mr. Van Buren was granted 250,000 options to purchase common stock in the Company at the market price as of the date of the agreement.

Part II - Other Information

Item 1            Legal Proceedings
                           None, not applicable

Item 2            Changes In Securities
                           None, not applicable

Item 3            Defaults Upon Senior Securities
                           None, not applicable

Item 4            Submission of Matters to a Vote of Security Holder
                           None, not applicable

Item 5            Other Information

     Subsequent to the end of the quarter, on October 3, 1997 the Company received notification that the Nasdaq Stock Exchange had decided to delist its common stock from trading on the Nasdaq SmallCap market effective as of the close of business October 17, 1997.

     It first alleged that the Company has entered into various consulting agreements with the sole purpose of expanding investor interest in the Company's shares, which arrangements are said to have led to a deterioration of shareholder value. It is the Company's position that the consulting arrangements were not solely or even primarily for the purpose of expanding shareholder interest, but, rather were for the purpose of obtaining investment banking assistance, primarily in connection with the location of possible acquisitions and in arranging financing for those acquisitions and for the development of the Company's oil and gas properties. Moreover, the Company does not believe that these arrangements, in any way, led to a deterioration of shareholder value. Compensation for these services was paid primarily with stock or options and the number of shares involved did not significantly dilute shareholder equity.

     It is further alleged that the Company facilitated and pursued manipulative transactions in the Company's stock. This allegation apparently refers to the sale of convertible debentures and the actions thereafter which were initiated by virtue of the improper actions of certain of the purchasers of the debentures. The facts are these. The debentures contained provisions prohibiting short sales and contained representations that they were being purchased for investment and not for resale. In fact, certain of the debenture holders apparently sold short substantial quantities of shares prior to conversion of their debentures placing downward pressure on the price of the shares. The Company was unaware of these activities until the price of the shares began to fall sharply. Believing that the lower prices were not justified, and in an effort to stabilize the market in the shares, the Company's Board of Directors authorized a share buy-back program. However, the Company never actually put this program into effect. It deposited some of the proceeds of the debenture sale with TAJ Global Securities, a broker/dealer for use if and when purchases were desired. At that time, TAJ had entered into a proposed public offering of shares of the Company's stock.

     TAJ, without the Company's knowledge or consent, purchased a large quantity of shares from its own customers when the price of the shares commenced to drop. Those purchases were initially made through the TAJ trading account. Apparently, when that account became too large, the shares were transferred to the account of Strategic Holdings Corporation from which TAJ had a power of attorney. Strategic, which had assisted the Company in connection with the sale of the debentures and which had a consulting agreement with the Company contends that it did not authorize such transaction and that it did not even know they had taken place.

     When TAJ and Strategic were unable to pay for these trades, TAJ and National Financial, TAJ's clearing broker, made demands upon the Company to pay for those trades, threatening to liquidate the shares, an action which would have clearly damaged the interests of the shareholders. The Company, with good intentions, but, perhaps unwisely, made payment for those shares. All these transactions took place over a period of a little over a month.

     There was no intent on the part of the Company to manipulate or facilitate the manipulation of the price of the Company's stock. Unfortunately, the Company's activities which were intended to protect the shareholders were unsuccessful. The price of the stock remained at a very low level which enabled debenture holders to obtain large quantities of stock upon conversion, which, according to the terms of the debentures was at market. It was as a result of these conversions that the equity of the shareholders was seriously diluted, not through any fault of the Company.

     Insofar as the 1,834,407 shares which were purchased through the Strategic account are concerned, they were placed in escrow as collateral for the return of the money which had been advanced by the Company. They were never transferred to the Company and were never treated as redeemed stock by the Company. This treatment was approved by the Company's auditors who also approved of the recognition of a deferred tax asset as a result of the loss resulting from the write-off of the advance for the payment for the Strategic shares. It is not correct that the Company repurchased its shares through the Strategic account.


     The allegations set forth by Nasdaq also relates to the valuation placed upon the Company's reserves of oil and gas by virtue of the purported doubt about the Company's abilities to exploit these reserves. In fact, the Company has been exploiting its reserves. At present, the Company has twenty producing wells which are producing revenue.

     With respect to the concern expressed over the Company's attempt to enter into unrelated fields of business, none of the transactions has been consummated. If and when any of these acquisitions are finalized, the Company will have first satisfied itself of the availability of competent management. The financing of these transactions is intended to be accomplished with the participation of the debenture holders in an agreement which will reduce the Company's debt and provide the Company with additional sources of income.

     Finally, it is asserted that the Company has violated Marketplace Rule 4330(c) by failing to respond to the staff's requests for information and by failing to meet the staff's deadlines for responding. The Company did provide all information requested and provided most of such information in a timely fashion. A small portion of the responses were provided a short time after the deadline as a result of work pressure in the Company's offices and the large effort required to accumulate all of the requested information. The Company believes that it acted in good faith and to the best of its ability.

     The Company does not believe that its conduct merits its being delisted, an action which will seriously hamper its ability to improve its fortunes and the fortunes of its shareholders. The Company is presently engaged in negotiations with a large group of debenture holders and with certain selling entities, which if successful, could result in a sharp turn-around in the Company's financial condition. The Company has requested that any decision to delist be postponed until at least March 1, 1998, by which time, it is anticipated that the Company's financial condition will be substantially improved. If it is not, the Company will most likely be automatically delisted at that time by virtue of the fact that its stock price will probably be under $1.00.

     The Company has appealed the decision and a hearing has been scheduled between Nasdaq and the Company on November 21, 1997. The Company's shares continue to be traded on the Nasdaq SmallCap market pending the outcome of the hearing. If delisted, the Company would attempt to have its common stock traded over-the-counter via the Electronic Bulletin Board or "pink sheets".

     Subsequent to the end of the quarter, on October 31, 1997, Charles Lobetti, the Chief Financial Officer of the Company informed the Company of his resignation to pursue other interests. No formal resignation has been received by the Company to date.

      In December 1996, the Company entered into an escrow agreement with Strategic Holdings Corporation ("Strategic") regarding 1,834,407 shares of Company stock acquired by Strategic from TAJ Global Equities Corporation (hereinafter referred to as "Shares"). Said Shares were pledged by Strategic as collateral on a note from the Company to Strategic. Said Shares were held in escrow as follows: 334,407 of the Shares were held in escrow by the counsel for Strategic as security for management fees due Strategic and the remaining 1,500,000 of the Shares were held in escrow by Neal Melnick, a member of the Board of Directors. The December 1996 agreement provides for Strategic to receive a minimum of $465,000.00 or 5% of the sales price of such shares whichever is greater, payable at a minimum of $200,000.00 in 1997 and $265,000.00 in 1998. The agreement further provides that the Company was to pay Strategic a management fee of $5,000.00 per month for two months and $7,500.00 a month thereafter for a minimum of one year or until such time as all of the collateral shares have been sold or transferred whichever is later. For further information regarding this agreement and the events leading up to the execution of the agreement refer to the Company's annual report on Form 10-KSB for the period ended December 31, 1996.

     During the quarter the escrowed shares were released from escrow and were distributed as follows: (1.) 184,000 shares to Robert Brent dba Royal Pictures, Inc. in payment of expenses related to the purchase of his company, (2.) 900,000 shares to Strategic Holdings Corporation in settlement of the escrow agreement and (3.) 750,000 shares to Equity Management Partners in payment of expenses and pre-paid commissions associated with acquisitions. The market price of the Company's common stock at the time of the release was approximately $0.25 per share. The aggregate value of the shares released was therefor approximately $458,601.75 which was less than the aggregate balance due Strategic under the terms of the escrow agreement.

Item 6            Exhibits and Reports on Form 8-K

                  (a.) Exhibits - None

                  (b.) Reports on Form 8-K - None

         Signatures

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    United Petroleum Corporation


Date:  November 19, 1997              By: /s/ Michael F. Thomas
       -----------------                  ---------------------
                                          Michael F. Thomas
                                          President & CEO