Form 10KSB
period 1997-12-31
UNITED PETROLEUM CORP
filed 1998-04-15
CIK 82925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

         /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

         / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                           Commission File No. 0-25006

                          UNITED PETROLEUM CORPORATION

                 (Name of small business issuer in its charter)

     Delaware                                        13-3103494
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

             Suite N-425 1111 Northshore Drive, Knoxville, TN 37919
               (Address of Principal Executive Offices) (Zip Code)

          Issuer's telephone number, including area code: 423-909-0890

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

     Check whether the registrant (1.) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2.) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     State issuer's revenues for the most recent fiscal year: $9,720,861

     State the aggregate market value of the voting stock held by nonaffiliates (based on the closing price on April 8, 1998 of $.05): $1,339,912.90

     State the number of shares outstanding of the registrant's $.01 par value common stock as of the close of business on the latest practicable date (April 8, 1998): 29,465,352


     Documents incorporated By Reference: None

                  Transitional Small Business Disclosure Format
                           (check one): Yes / / No/X/

PART I.

ITEM I.  BUSINESS

History of the Company

     United Petroleum Corporation ("Company") is a Delaware corporation with two operating subsidiaries: Calibur Systems, Inc. and Jackson-United Petroleum Corporation. It's primary business activities are operating retail car wash and automotive related service facilities, acquiring and developing oil and gas leases and the exploration of new business areas.

     The Company was organized under the laws of the State of Delaware on May 19, 1970, under the name "Don Reid Productions, Inc." The Company was formed as an independent producer of television programs. From 1971 until the early part of 1977, the Company developed and produced a number of new series and special programs for television and acquired various interests in scripts and other original literary rights for stage, television and motion picture production, all with limited success. The Company was inactive from 1977 until 1982. Effective November 12, 1982, United Petroleum Corporation, a Delaware corporation ("United Petroleum-Delaware"), merged with and into the Company, and the Company changed its name to "United Petroleum Corporation" and commenced to engage in the business of acquiring and developing oil and gas leases.

     The Company was inactive from 1986 until receiving a proposal in the later part of 1992 from Calibur Systems, Inc., a newly formed Tennessee corporation ("Calibur Systems"), and its sole stockholder, Michael F. Thomas, pursuant to which the Company eventually acquired Calibur Systems in a transaction viewed as a "reverse merger". In contemplation of this transaction, the Company organized a wholly-owned subsidiary in December 1992, Calibur-United Petroleum Corporation, a Tennessee corporation ("Calibur-United Petroleum). On April 22, 1993, an Agreement and Plan of Merger ("Plan") between the Company, Calibur-United Petroleum, Calibur Systems and the sole stockholder of Calibur Systems, Mr. Thomas, was completed; this Plan was deemed effective for accounting purposes as of December 31, 1992. Pursuant to the Plan, the Company issued 9,795,200 restricted shares of its common stock to Mr. Thomas , and Calibur-United Petroleum merged with and into Calibur Systems, with Calibur Systems being the surviving corporation; Calibur Systems became a wholly-owned subsidiary of the Company, and the Company succeeded to its business operations.

     In February 1994, trading of the Company's shares of Common Stock resumed in the over-the-counter market. The Company had two operating subsidiaries:
Calibur Systems, Inc. and Jackson-United Petroleum Corporation.

     In June 1995 the Company effected a one for three (1:3) reverse stock split of the Company's outstanding Common Stock. On June 23, 1995 the Company's Common Stock began trading on the Nasdaq Small Cap market.


     During the period from May 1996 to October 1996 the Company completed the private placement of thirteen (13) convertible debentures (the "Debentures") pursuant to an exemption from registration afforded by Regulation S ("Regulation S") as promulgated by the Securities and Exchange Commission ("SEC"), under the Securities Act of 1933, as amended, Code of Federal Regulations 230.901-904. The Debentures had a maturity of approximately two years with interest rates of six percent (6%) and seven percent (7%). The aggregate face value of the Debentures issued was $27,500,000 with net proceeds to the Company of approximately $20,631,500 before expenses of approximately $2,890,000.

     Notwithstanding the representations in the Subscription Agreement executed by the Debenture Holders, commencing in the middle of June 1996 and continuing throughout the year certain Debenture Holders, at the earliest date possible, converted large amounts of the debentures into substantial numbers of shares of the Company's Common Stock and it appears they immediately then sold and in some cases they sold short prior to converting their Debentures and then upon conversion, used the shares to cover their short positions.

     In June 1996 the Company engaged TAJ Global Equities, Inc. ("TAJ") to act as the Company's underwriter, stockbroker, agent, depository and fiduciary for specific transactions. TAJ and it's affiliated parties acted wrongfully with the Company's funds and have caused the Company to incur substantial losses. The Company has sued TAJ and it's affiliates alleging a conspiracy to engage in a course of misconduct intended to defraud the Company. For additional information regarding this topic see ITEM 3 - "Legal Proceedings" contained in this report.

     In March 1997, the Company filed a charter amendment with the State of Delaware authorizing the Company to have at any one time 60,000,000 shares, of which 10,000,000 shares shall be Preferred Stock, par value $.01 per share, issuable in one or more classes or series, and 50,000,000 shares shall be Common Stock, par value $.01 per share. All or any part of the Common Stock and the Preferred Stock may be issued by the corporation from time to time and for such consideration as the Board of Directors may determine. All such shares, if and when issued, and upon receipt of such consideration by the corporation, shall be fully paid and non-assessable.

      Effective April 30, 1997, the Company entered into an agreement with holders of $16,822,400 of Debentures. The agreement provided among other things, for the exchange of $9,912,000 worth of debentures into 9,912 shares of "Series A" Preferred Stock, after a reduction of ten percent (10%) in the face amount of the debentures. The "Series A" Preferred Stock will pay a cumulative dividend of eighteen percent (18%) for a period of one year. Thereafter, at the option of the preferred shareholder, the dividend shall either be reduced to seven percent (7%) for the second year or, a Preferred shareholder, at his option, may surrender to the Company ten percent (10%) of the Preferred Stock and continue to receive a dividend of eighteen percent (18%). At the option of the Company, dividends may be paid in cash or in the Company's Common Stock.

     Preferred shareholders shall have voting rights equal to those which they would have if they converted their Preferred shares to Common Stock at the then conversion price, provided, however, that no Preferred shareholder or group of affiliated Preferred shareholders may, at any one time, vote more than 4.99% of the total of the stock entitled to vote.

     Commencing July 1, 1997, one-thirteenth of the Preferred Stock may be converted each month on a cumulative basis. The conversion price shall be the lesser of (x) $3.00 (as adjusted by the following clauses) and (y) the greater of (i) the Fixed Conversion Price and (ii) the Market Price of the Common Stock shall be the average for the five (5) consecutive trading days immediatelly preceding the Conversion date; provided, if the Monthly Price for the preceding month is greater than $3.00 (the "Ceiling Price"), then the Ceiling Price for such month shall be the greater of (x) $3.00 and (y) 66-2/3rds% of the Monthly Price for such preceding month. The "Fixed Conversion Price" shall be equal to the following: $2.50 per share through September 30, 1997; $2.00 per share from October 1, 1997 through December 31, 1997; $1.50 per share from january 1, 1998 through March 31, 1998; $1.00 per share after April 1, 1998; in each case adjusted as follows: if the Market Price for the trading days in the applicable calander month (the "Monthly Price") of the Common Stock for any calander month commencing October 1997 is greater than the Fixed Conversion Price, then the Fixed Conversion Price shall be the greater of the Fixed Conversion Price and 66-2/3rds% of the Monthly Price for the for the preceding calander month.

     The Preferred shares may be automatically converted by the Company by notice given between October 1, 1999 and October 10, 1999 at a price equal to the average of the closing bid prices for the five trading days prior to giving of the notice. Each Preferred share shall have liquidation rights equal to $1,000 and shall have a preference over Common shareholders and junior Preferred shareholders. The Company may redeem the Preferred shares at any time upon payment of the liquidation price together with any accrued dividends.

     The agreement provides that the Preferred shareholders shall vote their shares for the continuation of current management and shall not participate in any proxy contests as long as the Company is not in default with respect to any of the provisions of the agreement, the Preferred shares or the Debentures.

     The agreement provides that the holders of approximately $3,943,466 of the Debentures shall receive in their place Amended Convertible Debentures in the amount of approximately $3,549,120 in face value after a reduction of the face value of the old debentures equal to ten percent (10%). The maturity date of the amended debentures is September 1, 1999.

     The interest rate on the Amended Debentures is eighteen percent (18%) for one year and seven percent (7%) thereafter, provided, however, that the Amended Debenture holders shall have the option at the end of one year to surrender to the Company, for no consideration, ten percent (10%) of their Amended Debentures and to receive interest of eighteen percent (18%) on the remaining Amended Debentures. At the option of the Company, interest may be paid in cash or in Common Stock.

     One of the Debenture holders subscribed for $666,666 worth of New Debentures to be issued pursuant to Regulation S. The purchase price for these New Debentures was $500,000. These funds were to be used by the Company for working capital purposes. This New Debenture is convertible under the same terms and conditions as the Amended Debentures.

     As part of the agreement, Debentures with a face value of approximately $623,500, together with shares issued in payment of interest accred through April 30, 1997 were converted into Common Stock at a price of $.50 per share.

     The above referenced transactions, effective April 30, 1997, reduced the liabilities of the Company and increased the equity of the Company for the following reasons: (1.) the conversion of Debentures into Common Stock, (2.) the conversion of Debentures into Preferred Stock and (3.) the forgiveness of Debenture balances with a face value equal to approximately $1,495,680. The forgiveness of debt is typically treated as an other income item for statement purposes. In the case of the debenture restructure agreement the debenture holders received an increased yield in return for the forgiveness. The Company has elected to classify the amount forgiven as "unearned discount" for statement purposes and will amortize the amount over a twelve month period. This will represent a reduction in interest expense of approximately $124,640 per month beginning May 1, 1997.

     An action, as more fully described in the Company's most recent annual report on Form 10-KSB for the period ended December 31, 1996, entitled Mantel International Investments, Limited ("Mantel"), Plaintiff, vs United Petroleum Corporation and Interwest Transfer Co., Inc., Defendants, was settled on July 1, 1997. The settlement agreement contains, among other items, the following provisions: (1.) that 466,667 shares of the Company's Common Stock which were held in escrow pending the outcome of the action be released to Mantel, (2.) the Company authorized the issuance of 2,000 shares of newly created "Series B" Convertible Preferred Stock, (3.) the Company acknowledge that Mantel retains $1,833,333 in principal amount of the Company's Convertible Debenture due May 1, 1998 with an original face amount of $2,666,666 and (4.) that the Company allow Mantel to exchange the $1,833,333 remaining balance of the debenture for 1,833 "Series B" Preferred Shares and a Warrant to purchase 300,000 shares of the Company's Common Stock at a price of $1.00 per share. The Preferred shares will bear a dividend rate of eight percent (8%) per annum with dividends payable quarterly. At the option of the Company the dividends may be paid in cash or in Common Stock of the Company. The conversion of the Preferred Shares is limited such that no more than 1/15th of the "Series B" Preferred Shares may be converted per month commencing July 1, 1997. Further, the Company has the right to automatically convert any remaining "Series B" Preferred Shares into Common Stock of the Company on October 10, 2000. The mandatory conversion price shall be equal to the average market price for the five (5) consecutive trading days immediately preceding the conversion date. Regarding conversion prior to the mandatory conversion, the conversion price shall be equal to the lesser of (x) $3.00 (as adjusted pursuant to the following clauses) and (y) the greater of (i) the fixed conversion price and (ii) the average market price for the five (5) consecutive trading days immediately preceding the conversion date; provided, if the average monthly price for the preceding month is greater than $3.00, then the price for such month shall be the greater of (x) $3.00 and (y) 66-2/3% of the average monthly price for each preceding month. The "fixed conversion price" shall be equal to the following: (1.) $2.50 per share through September 30, 1997, (2.) $2.00 per share from October 1, 1997 through December 31, 1997, (3.) $1.50 per share from January 1, 1998 through March 31, 1998 and (4.) $1.00 per share after April 1, 1998. In each case adjusted as follows: if the average monthly market price for the trading days in the applicable calendar month of the Common Stock for any calendar month commencing October 1997 is greater than the fixed conversion price, then the fixed conversion price shall be the greater of the fixed conversion price and 66-2/3% of the average monthly price for the preceding calendar month.

     On August 29, 1997 the Company entered into an agreement with one of the holders of the Company's Preferred Stock and Amended Convertible Debentures to amend the terms of the Preferred Shares set forth in the Certificate of Designation by reducing the Fixed Conversion Price after April 1, 1998 from $1.00 to $.50 per share. The Company further agreed to amend the terms of the Amended Convertible Debentures by reducing the Fixed Conversion Price after October 1, 1997 from $2.00 to $.50 per share. In addition, the agreement further provided that the Company issue a promissory note in the form of a convertible debenture in the amount of $1,575,000 for a cash purchase price of $1,250,000. The difference in the amount of the note and the purchase price being a discount in the amount of $325,000. Said note was funded in two advances. The first advance was in the amount of $625,000 face value of the note for proceeds of $500,000. The second advance was in the amount of $950,000 face value of the note with proceeds of $750,000. The note has a maturity date of February 28, 1998 with interest payable monthly at the rate of 18%. Interest on the two advances was prepaid through October 31, 1997 at closing. Closing costs equal to $25,000 were also deducted from the first advance. The note is unsecured. In conjunction with the issuance of the note the Company issued 400,000 Warrants to purchase Common Stock with an initial purchase price of $.3688 per share. The agreement contains provisions such that the number of Warrants could increase and/or the exercise price of the Warrants could be adjusted subject to specific anti-dilutive provisions agreed to by the Company. The agreement also contains a covenant by the Company to file a registration statement regarding the resale of the Warrants if and when exercised, the resale of their Common Stock issued as payment of interest regarding the obligation and the resale of the Common Stock issued by the Company in the event the holder converts all or a portion of the obligation into Common Stock. The holder is entitled, at its option, at any time commencing from and after March 31, 1998 to convert up to 100% of the unpaid principal amount of the Debenture into Common Stock of the Company at a conversion price equal to the lesser of (i) $1.00 per share and (ii) the average market price of the Company's Common Stock for the five (5) consecutive trading days immediately preceding the conversion date.

     On October 3, 1997 the Company received notification that the Nasdaq Stock Exchange had decided to delist the Company's common stock from trading on the Nasdaq Small Cap market effective as of the close of business October 17, 1997. For more information regarding this topic see ITEM 5. "Market For Common Equity and Related Stockholder Matters" contained in this report.

     The Company is presently located at Suite N-425, 1111 Northshore Drive, Knoxville, Tennessee 37919. The Company's telephone number is (423)909-0890 and the Company's fax number is (423)909-0690.

Retail Car Wash and Automotive Related Services
Subsidiary - Calibur Systems, Inc.

     This business division, formerly Calibur Car Wash Systems, was founded by Michael F. Thomas in 1977. At the end of fiscal 1997, the Company operated ten
(10) car wash facilities in Tennessee and Georgia, all of which offer other services, as compared to sixteen (16) car wash facilities at the end of fiscal year 1996, all of which offer other services. Six (6) of the car wash facilities also served as gasoline stations at the end of fiscal year 1997 as compared to ten (10) which also served as gasoline stations at the end of fiscal year 1996. Six (6) of the car wash facilities also provide express lubrication services at the end of fiscal year 1997 as compared to eight (8) providing express lubrication services at the end of fiscal year 1996. At the end of the fiscal year 1997 the Company had four (4) free standing lubrication locations as compared to one (1) free standing lubrication location at the end of fiscal year 1996. All four of the free standing lubrication locations are on properties leased from non-affiliated third parties. In the past several Company locations were leased from, Michael F. Thomas, the Company's President and CEO. At year end there were no properties being leased from Michael F. Thomas other than office space at 4867 N. Broadway in Knoxville, Tennessee. The office space lease is for $2,500 per month. For more information related to acquisitions and divestitures related to this subsidiary, refer to ITEM 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report.

Oil and Gas Subsidiary - Jackson-United Petroleum Corporation

     The Company is engaged in activities related to the exploration and development of oil and gas. This energy products division has all of its assets in the United States.

     In late 1996 and early 1997 the Company completed a joint venture drilling program with Kastle Resources Enterprises, Inc. ("Kastle") of Edinboro, Pennsylvania in which the Company has a seventy-five percent (75%) working interest in sixteen wells. During 1997 the wells produced a net revenue to the Company of approximately $252,000. This is well below the anticipated level of revenues as expected at the onset of the drilling program.

As a result of this level of performance and based on an engineering report prepared by Wright & Company of Nashville, Tennessee the Company has taken a write off in 1997 associated with these wells. For further information regarding this issue refer to ITEM 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report.

     Subsequent to the end of the year and prior to the release of this report, the Company agreed to sell four wells drilled in Eastern Kentucky at a cost of approximately $1,000,000 to Penn Virginia Oil & Gas Corporation for $300,000. This sales transaction results in a loss which is being taken by the Company in the 1997 year. For further information regarding this issue refer to ITEM 6 - "Management's Discussion and Analysis of Operations" section of this report.

     In addition, the Company has elected not to proceed with four wells drilled in Jackson County, Kentucky and will plug or sell the four shut-in wells during 1998. Additional costs related to lease property in central Kentucky will be abandoned in conjunction with the decision not to proceed in central Kentucky. A charge of approximately $500,000 in 1997 was taken as a result of these decisions.

Environmental Impact

     The present and contemplated business operations of the Company are subject to compliance with numerous federal, state and local environmental laws, rules and regulations designed to protect the environment and require remediation of environmental contamination. Many of these risks can not be insured against, and when insurance is available, the cost is often prohibitive. The Company does not carry any environmental hazard insurance coverage.

     In general the Company is impacted by Federal and State laws, rules and regulations summarized below:

              Federal - The federal government has broad discretion in matters relating to the enforcement of environmental laws and remediation of environmental contamination. Under the enabling statutes, the Environmental Protection Agency (the "EPA") has the discretionary power to conduct investigations into suspected violations, to enjoin questionable business practices and to bring civil or criminal proceedings against persons or companies that violate the federal environmental laws. While the Company believes that its business operations are conducted in a manner that no laws, rules or regulations are violated, there can be no assurance that the EPA will not institute enforcement proceedings or conduct investigations and issue injunctions against the Company, if it reaches a determination that its practices violate applicable laws, rules or regulations. Any violations of these regulations could have a material adverse effect on the business and financial resources of the Company.

              State - In addition to the potential for Federal regulation of the Company, many states have created administrative agencies that have the statutory authority to regulate operations such as those conducted by the

Company, thereby increasing regulatory burdens on the Company. The adverse impact these regulations will have on the Company's potential profitability might preclude the Company from operating in certain markets. Most states, including Georgia and Tennessee, the two states in which the Company presently conducts its principal retail business operations, have adopted statutes regulating installation of underground storage tanks for gasoline, diesel fuel or other hazardous products, which contain stringent guidelines relative to the location of such tanks to ground water resources, tank design, tank composition, installation and leak monitoring. In Georgia, a fine of up to $10,000 per day per tank may be levied for non-compliance. A tax equal to $.002 per gallon for all fuel sales is deposited in the Georgia Underground Storage Trust Fund ("GUS Trust Fund") to help remediate environmental spills. Owners or operators owning less than one hundred (100) underground storage tanks are required to pay the first $10,000 in clean-up and remediation expenses, and the total liability of the GUS Trust Fund is one million dollars ($1,000,000); if the owner or operator has in excess of two hundred (200) underground storage tanks, the total liability of the GUS Trust Fund is two million dollars ($2,000,000). Registration of underground storage tanks is required, but there is no initial or annual filing fee. In Tennessee, a fine of up to $5,000 per day per tank may be levied for non-compliance. A tax equal to $.004 per gallon for all fuel sales is deposited in the Petroleum Storage tank Environmental Assurance Fund Commission ("Assurance Fund") to help remediate environmental spills. Owners or operators owning six (6) or more underground storage are required to pay the first $25,000 in clean-up and remediation expenses. For owners and operators owning less than one hundred (100) underground storage tanks, the total liability of the Assurance Fund is one million dollars ($1,000,000); if the owner or operator has in excess of two hundred (200) underground storage tanks, the total liability of the Assurance Fund is two million dollars ($2,000,000). Tennessee law requires registration of all underground storage tanks and provides for the owner or operator to pay the first seventy-five thousand ($75,000) and everything over one million dollars ($1,000,000), and the first one hundred fifty thousand ($150,000) and everything over one million dollars ($1,000,000) on third party claims. Each underground storage tank must be registered at an annual fee of one hundred dollars ($100); the Company's estimated annual expense for registration of underground storage tanks is approximately $1,800 in 1998.

     The Company estimates that it expends approximately fifty (50) man-hours per month on environmental compliance, at an estimated cost of approximately $1,000 per month. The Company strives to be in compliance with all applicable federal, state and local environmental laws, rules and regulations. Continued compliance or failure to comply with future legislation, however, may have a material adverse impact on the Company's present and contemplated operations.

     Potential Liability; No Insurance for Environmental Claims - The Company does not presently maintain insurance and has not posted bonds in material amounts to compensate for any environmental damage that may occur at any of its retail business locations, or in the drilling of any oil and gas wells other than the legally required insurance and/or cash bonds which assure that funds will be available to plug any dry holes which might be drilled; the cost of these types of insurance policies are deemed to be prohibitive, even if available. However, liability may in some instances be limited in connection with claims made against the GUS Trust Fund and Assurance Fund for environmental spills. The Company does maintain general liability coverage for personal injuries and damages occurring at its locations, and will review the possibility of obtaining similar insurance for any contemplated oil and gas operations. Any claim filed for environmental contamination at any business location of the Company could have a materially adverse impact on the Company's financial condition.

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

     The major competition in the markets where the Company presently has operating locations generally follow regional guidelines. Exxon, Amoco, Shell and Texaco are the major competition in the sales of gasoline. Car wash competition in the Chattanooga area include Eastgate, Hy's and King of Clean; oil and lube sales competitors are Mastercare, Jiffy Lube, Midas and Valvoline.

Employees

     As of December 31, 1997, the Company employed 92 full time personnel as follows: 27 in management and supervision, 54 in sales and service and 11 in administrative and clerical. In addition, the Company has approximately one hundred seventy-five (175) part time employees. Employee turnover is high, but is considered within the norm for the car wash industry.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices consist of space located at Suite N-425, 1111 Northshore Drive, Knoxville, Tennessee 37919. The lease expires in October of 1998 and has a monthly lease payment of $4,757.50.

     At the end of fiscal 1997, the Company operated ten (10) car wash facilities as compared to sixteen (16) car wash facilities at the end of fiscal year 1996 in Georgia and Tennessee, all of which offer other services. Six (6) of the car wash facilities also served as gasoline stations at the end of fiscal year 1997 as compared to ten (10) which also served as gasoline locations at the end of fiscal year 1996. Six (6) of the car wash facilities also provide express lubrication services at the end of fiscal year 1997 as compared to eight (8) providing express lubrication services at the end of fiscal year 1996. At the end of fiscal year 1997 the Company had four (4) free standing lubrication locations as compared to one (1) free standing lubrication location at the end of fiscal year 1996. All four (4) of the free standing lubrication locations are on properties leased from non-affiliated third parties. In the past several Company locations were leased from, Michael F. Thomas, the Company's President and CEO. At year end there were no properties being leased from Michael F. Thomas other than office space at 4867 North Broadway in Knoxville, Tennessee. The office space lease if for $2,500 per month. For more information related to acquisitions and divestitures, see ITEM 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report. For further information related to the acquisition or divestiture of properties involving Company insiders, see ITEM 12. "Certain Relationships and Related Transactions" contained in this report.

     The following is summary of the Company's retail locations:


         Address          Facilities                Nature of Interest       Monthly Rent    Commenced

no. 1                     Full service car wash     Fee simple                     NA           1978*
917 Keith Street          Express lube center       Mortgage as of 12/31/97
Cleveland, TN 37311       Food Court                $443,024.15

no. 2                     Full service car wash     Leased (footnote 1)        $8,804.09        1984
1291 Oak Ridge Turnpike   Express Lube Center
Oak Ridge, TN 37830       Convenience Store

no. 3                     Full service car wash     Fee simple                     NA           1985
1500 E. Stone Dr                                    Mortgage as of 12.31.97
Kingsport, TN 37660                                 $394,921.11

no. 4                     Full service car wash     Fee simple                     NA           1985
4717 Hixon Pike           Self service gasoline     Mortgage as of 12/31/97
Chattanooga, TN 37343     Express lube center       $504,622.48


no. 5                     Full service car wash     Leased and Fee simple      $2,120.00        1995
703 Parkway               Express lube center       (footnote 2)
Sevierville, TN 37862                               Mortgage as of 12.31/97
                                                    $575,833.98

no. 6                     Self service gasoline     Fee simple                     NA           1989

1107 W. Market            Full service car wash     Mortgage as of 12/31/97
Johnson City, TN 37601    Convenience store         $355,456.99
                          Detail shop

no. 7                     Self service gasoline     Fee simple                     NA           1989
700 Battlefield Pky.      Full service car wash     Mortgage as of 12/31/97
Ft. Oglethorpe, GA 37601  Convenience store         $810,506.77
                          Express lube center

no. 8                     Full service car wash     Fee simple                     NA           1993
1014 E. Walnut Ave.                                 Mortgage as of 12/.31/97
Dalton, GA                                          $406,588.25

no. 9                     Full service car wash     Fee simple                     NA           1993
5510 Memorial Dr.         Detail shop               Mortgage as of 12/31/97
Atlanta, GA 30083         Convenience store         $910,882.03
                          Express lube center
                          Self service gasoline

no. 10                    Full service car wash     Fee simple                     NA           1994
3028 Canton Hwy.          Self service gasoline     Mortgage as of 12/31/97
Marietta, GA 30066        Convenience store         $951,726.74

no. 11                    Self service car wash     Leased (footnote 3)        $1,000.00        1995
8016 Kingston Pike        Express lube center       Mortgage as of 12/31/97
Knoxville, TN 37919                                 $288,440.71

no. 12                    Express lube center       Leased (footnote 4)        $4,475.00        1996
1039 Cosby Road
Newport, TN 37821

no. 13                    Express lube center       Leased (footnote 5)        $3,750.00        1997
2519 E. Morris Blvd.
Morristown, TN 37813

no. 14                    Express lube center       Leased (footnote 6)        $4,100.00        1996
816 Merchants Rd.
Knoxville, TN 37912


Footnotes to "Summary of Company's Retail Locations"

1. During 1997 the Company completed a sale/leaseback regarding this location with a non-affiliated third party. This lease has a ten year term with two option periods of five years each.

2. Approximately one-half of the Sevierville property is owned fee simple. The remaining half is leased. The original five year lease began December 31, 1991, and contains five option periods of five years each. The Company is presently in the first option period.

3. This location is leased from the Cain Estate. Twelve years from February 12, 1996. Lease contains two option periods of ten years each.

4. Fifteen year lease beginning upon completion of construction with two option periods of five years each.

5. Fifteen year lease beginning upon completion of construction with two option periods of five years each.

6. The Company assumed a twenty year lease from a non-affiliated party which began June 26, 1987.

ITEM 3.  LEGAL PROCEEDINGS

     1. In 1996, the Company was named as a defendant in an action commenced in New York State Supreme Court, New York County entitled Mantel International Investments, Limited, Plaintiff, vs. United Petroleum Corporation and Interwest Transfer Co., Inc., Defendants, Index No. 119965/96 was settled July 1, 1997. The settlement agreement contains, among other items, the following provisions:
(1.) that 466,667 shares of the Company's common stock which were held in escrow pending the outcome of the action be released to Mantel, (2.) the Company authorized the issuance of 2,000 shares of newly created "Series B" Convertible Preferred Stock, (3.) the Company acknowledge that Mantel retains $1,833,333 in principal amount of the Company's Convertible Debenture due May 1, 1998 with an original face amount of $2,666,666 and (4.) that the Company allow Mantel to exchange the $1,833,333 remaining balance of the debenture for 1,833 "Series B" Preferred Shares and a warrant to purchase 300,000 shares of the Company's common stock at a price of $1.00 per share. The preferred shares will bear a dividend rate of eighteen percent (18%) per annum with dividends payable quarterly. At the option of the Company the dividends may be paid in cash or in common stock of the Company. The conversion of the Preferred Shares is limited such that no more than 1/15th of the "Series B" Preferred Shares may be converted per month commencing July 1, 1997. Further, the Company has the right to automatically convert any remaining "Series B" Preferred Shares into common stock of the Company on October 10, 2000. The mandatory conversion price shall be equal to the average market price for the five (5) consecutive trading days immediately preceding the conversion date. Regarding conversion prior to the mandatory conversion, the conversion price shall be equal to the lesser of (x) $3.00 (as adjusted pursuant to the following clauses) and (y) the greater of (i) the fixed conversion price and (ii) the average market price for the five (5) consecutive trading days immediately preceding the conversion date, provided, if the average monthly price for the preceding month is greater than $3.00, then the price for such month shall be the greater of (x) $3.00 and (y) 66-2/3% of the average monthly price for each preceding month. The "fixed conversion price" shall be equal to the following: (1.) $2.50 per share through September 30,

1997, (2.) $2.00 per share from October 1, 1997 through December 31, 1997, (3.) $1.50 per share from January 1, 1998 through March 31, 1998 and (4.) $1.00 per share after April 1, 1998. In each case adjusted as follows: if the average monthly market price for the trading days in the applicable calendar month of the common stock for any calendar month commencing October 1997 is greater than the "fixed conversion price", then the fixed conversion price shall be the greater of the "fixed conversion price" and 66-2/3% of the average monthly price for the preceding calendar month.

     2. In 1996, the Company along with the President and Secretary of the Company, who are also directors of the Company, along with three former directors of the Company and three other unrelated corporations were named as Defendants in a shareholder derivative action commenced in the Chancery Court of Delaware entitled Viola J. Heitz, Plaintiff, vs Michael F. Thomas, William Ted Phillips, Dwight F. Thomas, James F. Rose, James R. Fitzgerald, TAJ Global Equities, Strategic Holdings Corporation, National Financial Service Corporation, Defendants, Civil Action No. 15548-NC. The Delaware Chancery Court dismissed the case in 1997 on grounds that the Delaware Chancery Court lacks the jurisdiction over the defendants.

     3. In 1996 the Company suffered substantial injury from actions by TAJ Global Equities, Inc. ("TAJ") and related parties. A lawsuit is pending.

     In June 1996 the Company engaged TAJ to act as the Company's underwriter for a planned twenty million dollar ($20,000,000) offering of the Company's Common Stock which was to take place in the third quarter of 1996. In connection therewith, the Company paid TAJ an underwriting fee of one hundred thousand dollars ($100,000).

     On or about July 11, 1996, the Board of Directors of the Company, authorized the Company to purchase up to one million (1,000,000) shares of the Company's Common Stock in the open market. The public was notified of the decision by the Company's Board of Directors by a press release and the filing of a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC").

     The Company employed TAJ as a stockbroker, agent, depository and fiduciary to purchase shares for the Company through an account the Company had opened with TAJ. The Company ordered TAJ to purchase the shares at the then prevailing market price, Thereafter, at the direction of TAJ and its President, Wilbur Jurdine ("Jurdine"), the Company began to advance funds for the use by TAJ in the repurchase of the Company's shares on behalf of the Company.

     In fact, TAJ did not use any of the funds advanced to TAJ to purchase Company shares for the Company's account is instructed. Instead, TAJ and Jurdine used the Company's funds wired to TAJ for their own purposes, including the purchase of the Company's stock for their own account. For further information related to this topic refer to the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

     In March 1997, a civil action was filed by the Company, Plaintiff, vs TAJ Global Equities, Wilbur Jurdine and National Financial Service, Inc., Defendants, in the United States District Court for the Eastern District of

Tennessee alleging conspiracy to engage in a course of misconduct intended to defraud the Company, conversion, unjust enrichment, breach of fiduciary duty and associated causes of action claiming compensatory and punitive damages in excess of one hundred million dollars ($100,000,000). Notice of suit and waiver of service has been sent to each defendant pursuant to the Federal Rules of Civil Procedure. Service has been completed on National Financial Service, Inc and they have filed a Motion To Dismiss which has not been heard by the court at this time. Service has been attempted on TAJ Global Equities and Wilbur Jurdine without success. Additional attempts at service on these defendants is planned.

     4. In June of 1997 the Company was sued by a former employee alleging that the Company had dismissed him improperly. A final judgment has been handed down against the Company ordering that the Company pay the employee back pay and damages totaling $54,422.03. The Company has also been ordered to reinstate the employee. Negotiations with the employees counsel are ongoing.

     5. In May of 1997 the Company was sued by Unifirst, Inc. a supplier of work uniforms for breach of contract. The Company believes it has significant valid defenses to this suit. During the pendency of the suit counsel for the Company became terminally ill and died. During that period counsel for Unifirst, Inc. obtained a default judgment against the Company in the amount of $72,844.22. The Company has obtained new counsel and has moved the court to set aside the default judgment and set the case for trial. Counsel believes the chances to be good for this motion to succeed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On October 3, 1997 the Company received notification that the Nasdaq Stock Exchange had decided to delist its common stock from trading on the Nasdaq Small Cap market effective as of the close of business October 17, 1997. The Company is presently trading in the "pink sheets".

     A copy of the Nasdaq letter of October 3, 1997 is being filed with the Securities and Exchange Commission as an Exhibit to this report. Nasdaq first alleged that the Company had entered into various consulting agreements with the sole purpose of expanding investor interest in the Company's shares, which arrangements are said to have led to a deterioration of shareholder value. It is the Company's position that the consulting arrangements were not solely or even primarily for the purpose of expanding shareholder interest, but, rather were for the purpose of obtaining investment banking assistance, primarily in connection with the location of possible acquisitions and in arranging financing for those acquisitions and for the development of the Company's oil and gas properties. Moreover, the Company does not believe that these arrangements, in any way, led to a deterioration of shareholder value. Compensation for these services was paid primarily with stock or options and the number of shares involved did not significantly dilute shareholder equity.

     Nasdaq further alleged that the Company facilitated and pursued manipulative transactions in the Company's stock. This allegation apparently refers to the sale of convertible debentures and the actions thereafter which were initiated by virtue of the improper actions of certain of the purchasers of the debentures. The facts are these. The debentures contained provisions prohibiting short sales and contained representations that they were being purchased for investment not for resale. In fact, certain of the debenture holders apparently sold short substantial quantities of shares prior to conversion of their debentures placing downward pressure on the price of the shares. The Company was unaware of these activities until the price of the shares began to fall sharply. Believing that the lower prices were not justified, and in an effort to stabilize the market in the shares, the Company's Board of Directors authorized a share buy-back program. However, the Company never actually put this program into effect. It deposited some of the proceeds of the debenture sale with TAJ Global Securities, a broker/dealer for use if and when purchases were desired. At that time, TAJ had entered into a proposed public offering of shares of the Company's stock.

     TAJ, without the Company's knowledge or consent, purchased a large quantity of shares from its own customers when the price of the shares commenced to drop. Those purchases were initially made through the TAJ trading account apparently maintained by TAJ for it's own trading activities. Apparently, when that account became too large, the shares were transferred to the account of strategic Holding Corporation ("Strategic") from which TAJ had a power of attorney. Strategic, which had assisted the Company in connection with the sale of the debentures and which had a consulting agreement with the Company contends that it did not authorize such transaction and that it did not even know they had taken place. None of these shares were initially purchased in the Company account at TAJ.

     When TAJ and Strategic were unable to pay for these trades, TAJ and National Financial Services, TAJ's clearing broker, made demands upon the Company to pay for those trades, threatening to summarily liquidate the shares and thereby transform the orderly market in the Company's Common Stock into a disorderly market, an action which would have clearly damaged the interests of the shareholders. The Company, with good intentions, but, perhaps unwisely, made payment for those shares. All these transactions took place over a period of a little over a month.

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

     The allegations set forth by Nasdaq also relates to the valuation placed upon the Company's reserves of oil and gas by virtue of the purported doubt about the Company's abilities to exploit these reserves. In fact, the Company has been exploiting its reserves. At present the Company has seventeen (17) producing wells which are producing revenues.

     With respect to the concern expressed over the Company's attempt to enter into unrelated fields of business, none of the transactions has been consummated. If and when any of these acquisitions were finalized, the Company would have first satisfied itself of the availability of competent management. The financing of these transactions was intended to be accomplished with the participation of the debenture holders in an agreement which would have reduced the Company's debt and provide the Company with additional sources of income.

     Finally, it was asserted that the Company has violated Marketplace Rule 4330(c) by failing to respond to the staff's requests for information and by failing to meet the staff's deadlines for responding. The Company did provide all information requested and provided most of such information in a timely fashion. A small portion of the responses were provided a short time after the deadline as a result of work pressure in the Company's offices and the large effort required to accumulate all of the requested information. The Company believes that it acted in good faith and to the best of its ability.

     The Company will have as a goal to seek reinstatement if its Common Stock for trading on the Nasdaq Small Cap Market or any other trading exchanges which might offer advantages to the Company and its stockholders.

     In December 1996, the Company entered into an escrow agreement with Strategic Holdings Corporation ("Strategic") regarding 1,834,407 shares of Company stock acquired by Strategic from TAJ Global Equities Corporation (hereinafter referred to as the "Shares"). Said Shares were pledged by Strategic as collateral on a note from the Company to Strategic. Said Shares were held in escrow as follows: 334,407 of the Shares were held in escrow by counsel for Strategic as security for management fees due Strategic and the remaining 1,500,000 of the Shares were held in escrow by Neal Melnick legal counsel for the Company and a member of the Board of Directors. The December 1996 agreement provides for Strategic to receive a minimum of $465,000 or five percent (5%) of the sales price of such Shares whichever is greater, payable at a minimum of $200,000 in 1997 and $265,000 in 1998. The agreement further provides that the Company was to pay Strategic a management fee of $5,000 per month for two months and $7,500 a month thereafter for a minimum of one year or until such time as all of the collateral Shares have been sold or transferred whichever is later. For further information regarding this agreement and the events leading up to the execution of the agreement refer to the Company's annual report on Form 10-KSB for the period ended December 31, 1996

     During late 1997 the escrowed Shares were released from escrow and were distributed as follows: (1.) 184,000 shares to Robert Brent dba Royal Pictures, Inc. in payment of expenses related to the aborted purchase of his company, (2.) 900,000 shares to Strategic in settlement of the escrow agreement and (3.) 750,000 shares to Equity Management Partners in payment of expenses and pre-paid commissions associated with acquisitions. The market price of the Company's common stock at the time of the release was approximately $.25 per share. The aggregate value of the shares released was therefor approximately $458,600 which was less than the aggregate balance due Strategic under the terms of the agreement. The Company has been informed by Strategic that they do not consider the release of the shares to have satisfied the Company's obligation to Strategic and that Strategic shall explore all possible means of collecting that which they feel they are due.

     The range of the high and low bid quotations for the Company's common stock during the fiscal years ended December 31, 1997 and December 31, 1996 are set forth below. Such bids represent prices between dealers without retail mark-up, mark-down or commissions, and do not necessarily reflect actual transactions. The bid prices for the period between January 1, 1997 and December 8, 1997 are as reported by The Nasdaq Stock Market, and the bid prices for the period from December 9, 1997 to December 31, 1997 are as reported from "pink sheet" transactions subsequent to the delisting of the Company's common stock.

Fiscal Year Ended                High Bid          Low Bid
December 31, 1997

First Quarter                    $.90625           $.1875
Second Quarter                   $.46875           $.21875
Third Quarter                    $.50              $.1875
Forth Quarter                    $.3125            $.01

Fiscal Year Ended                High Bid          Low Bid
December 31, 1996

First Quarter                    $3.69             $2.00
Second Quarter                   $3.12             $1.75
Third Quarter                    $5.68             $1.87
Forth Quarter                    $3.12             $.21


     As of March 31, 1998, the number of shareholders of record of the Company's common stock was five hundred thirty three (533). Management believes that there are approximately two thousand (2,000) beneficial owners of the Company's common stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company realized a net loss of ($12,138,042) in 1997 as compared to a net loss of ($11,572,293) in 1996. A summary of the comparative results between fiscal year 1997 and fiscal year 1996 is as follows:

RESULTS OF OPERATIONS

                     Retail Car Wash and Related Automotive Services Subsidiary

Revenues were realized as follows:

Revenue                              1997              1996

Gasoline                        $ 2,901,079       $ 4,905,987
Car Wash                        $ 4,423,673       $ 5,641,815
Oil & Lube                      $ 1,397,871       $ 1,212,934
Grocery                         $   357,669       $   631,389
Other Sales                     $   421,935       $   843,857
Credit Card Discounts           $   (73,708)      $   (93,567)
                             ---------------   ---------------
                                $ 9,428,519       $13,142,415

     Gasoline revenues were $2,901,079 in 1997 as compared to $4,905,987 in 1996. This represents a decrease of $2,004,808 over the previous year. The Company sold approximately 2,488,690 gallons of gasoline in 1997 as compared to approximately 4,150,000 gallons in 1996. This represents a decrease of approximately 1,661,310 gallons. Volume at same store locations increased by 202,279 gallons in 1997 as compared to 1996. This increase is mainly attributed to changing two Company locations from Pennzoil branded gasoline locations to Exxon branded gasoline locations. During the year the Company sold or ceased operations at seven retail gasoline locations which attributed to a decrease in volume of 1,863,589 gallons during 1997 as compared to 1996. For further information related to the divestiture of these seven gasoline locations see the "expansion and divestiture" summary contained in this section of the report. The gross profit margin on gasoline sales was 4.5% in 1997 as compared to 7.14% in 1996. The decrease in gasoline margins is primarily attributed to aggressive gasoline pricing on behalf of Company competitors which in turn required the Company to lower prices beyond the desired levels in an attempt to maintain or increase volume levels at each location.

     Car wash revenues were $4,423,673 in 1997 as compared to $5,641,815 in 1996. This represents a decrease of $1,218,142 over the previous year. Decreases at same store locations accounted for ($88,920) and the remaining decrease of ($1,129,222) represents the decrease associated with the sale or ceased operations at six Company locations which offered car wash services. For further information related to the divestiture of these six car wash locations see the

"expansion and divestiture" summary contained in this section of the report. Management believes the decrease in same store car wash revenues is primarily attributed to above average rain fall which occurred in the Southeastern United States during 1997.

     Oil and lube revenues were $1,397,871 in 1997 as compared to $1,212,934 in 1996. This represents an increase of $184,937 or approximately 15.2% over the previous year. Same store increases in oil and lube revenues were $224,783 and revenues from new locations were $214,168 for a combined increase of $438,951. These increases were partially offset by decreases in oil and lube revenues of ($254,014) associated with three Company oil and lube locations which were either sold or operations ceased. The majority of the same store increases in revenue are attributed to the fact that two Company locations opened in 1996 were not open the full year of 1996 and were open a full year in 1997. For further information related to the new locations acquired and the stores divested see the "expansion and divestitures" summary contained in this section of the report.

     Grocery revenues decreased to $357,669 in fiscal year 1997 as compared to $631,389 in 1996 which represents a decrease of approximately $273,720 or 43.4%. The decrease is attributed to the sale of locations which sold grocery items or ceased grocery operations at locations which sold grocery items.

     Other sales decreased to $421,935 in 1997 as compared to $843,857 in 1996 which represents a decrease of approximately $421,922 or 49.9%. The decrease is attributed to the sale of locations or ceased operations at locations which sold items such as beer, cigarettes, accessories and deli items.

     The subsidiary had an operating loss of ($129,944) in 1997 as compared to an operating income of $295,975 in 1996. Selling, general and administrative expenses were $2,365,818 in fiscal year 1997 as compared to $3,060,674 in fiscal year 1996. The decrease in these expenses is attributed to a decrease in the number of retail locations operated by the Company and the subsequent reduction in office personnel required to manage the lesser number of locations. Other income (expense) was ($267,551) in fiscal year 1997 as compared to $66,244 in fiscal year 1996. The ($267,551) is primarily attributed to the divestiture of several Company locations which created a loss on sale or the abandonment of certain assets on the books of the Company. The subsidiary had a tax benefit of $245,000 in fiscal year 1997 as compared to a tax benefit of $74,000 in 1996. The subsidiary experienced a net loss after tax of ($896,740) in fiscal year 1997 as compared to a net loss after tax of ($225,631) for 1996. Included in the expenses for 1997 were $572,241 in depreciation and $49,257 in amortization.

       In 1997 the Company continued to expand the oil and lube operations of the Company while at the same time it either sold or ceased operations at some of the locations previously operated by the Company. The following is a summary of the acquisitions and divestitures:

     During the first quarter of 1997 the Company sold two retail facilities it owned to, Michael F. Thomas, the President and CEO if the Company. These facilities were located in Farragut, Tennessee and Cookeville, Tennessee. The

Farragut location was a car wash, food court, convenience store and branded Exxon gasoline location. The Cookeville location was an Amoco branded gasoline location, convenience store and free standing food court. The Farragut location was sold for $1,140,000 on February 25, 1997 which was slightly more than the $1,100,500 appraised value of the property as obtained by the Company from Hop Bailey & Company, an M.A.I. appraisal firm. At year end 1996 the loan on the Farragut location was in technical default and payment of the loan was demanded in full by the lender. The subsidiary was unable to refinance the location. The Cookeville location was sold for $879,000 on March 16, 1997 which was slightly less than the appraised value of $961,500 as obtained by the Company from the Furman Appraisal Agency in Cookeville, Tennessee. Both of these facilities were operating at a cash flow loss to the Company after taking debt service into consideration. The Company was unable to refinance the mortgages on these properties such that the properties would contribute to the cashflow of the Company and determined it was in the best interest of the Company to sell the locations.

     Also during the first quarter, effective January 31, 1997, the Company's lease at a location in Solway near Oak Ridge, Tennessee expired. The once profitable Company location had a loss of approximately ($23,096) in fiscal year 1996 and the losses continued in fiscal year 1997. Increased competition surrounding the location attributed to the decline in profitability of the location. The decision was made to cease operations at the location and the landlord was notified that the Company would not exercise the option to extend the lease.

     During the second quarter of 1997 the Company opened new oil and lube facilities in the following locations: (1.) Ft. Oglethorpe, Georgia, (2.) Morristown, Tennessee and (3.) Newport, Tennessee. Also during the third quarter the Company transferred the Exxon distributorship contract to, Michael F. Thomas, the Company's President & CEO. Mr. Thomas was designated as the "key person" in the original distribution contract between the Company and Exxon. The transfer became necessary due to the fact that the letter of credit posted by the Company in favor of Exxon matured. Exxon required the letter of credit to be extended and increased from $100,000 to $200,000. In order to extend and increase the letter of credit the issuer required the personal guarantee of Mr. Thomas and the structure agreed upon included a transfer of the Exxon distributorship contract to Mr. Thomas. The Company presently purchases Exxon gasoline products for its Exxon branded locations from TCS Systems, Inc. for $.01 per gallon over the wholesale price available to TCS Systems, Inc. plus freight. TCS Systems, Inc. is owned by, Michael F. Thomas, the Company's President and CEO.

     During the third quarter of 1997 the Company ceased operations at the following locations: (1.) 4867 North Broadway in Knoxville, Tennessee, (2.) 5907 & 5909 Lee Highway in Chattanooga, Tennessee, (3.) 1330 West Broad Street in Murfreesboro, Tennessee, (4.) 8871 Kingston Pike in Knoxville, Tennessee and (5.) 795 South Jefferson Avenue in Cookeville, Tennessee.

     Operations at 4867 North Broadway in Knoxville, Tennessee and 5907 & 5909

Lee Highway in Chattanooga, Tennessee were ceased due to the cancellation of the lease for the facilities from, Michael F. Thomas, the Company's President and CEO. The cancellation in the second quarter of 1997, was by the mutual consent of both the Company and Mr. Thomas. A review of the financial performance of the two locations indicated that the two locations combined produced an annual cashflow of approximately $100,000. Mr. Thomas agreed to reduce his annual compensation by $100,000 and allow the Company to cancel the lease for the two properties. It is anticipated that the Company will be able to further reduce expenses such as management and accounting as a result of the decreased level of activity in the Calibur subsidiary.

     Operations at 1330 West Broad Street in Murfreesboro, Tennessee were ceased due to a lack of profitability at the location. In addition, the mortgage on the property from Sun Trust Bank matured and the mortgagor was unwilling to renew the loan and had informed the Company of the bank's intent to foreclose on the location. The Company was unable to refinance the loan at any other financial institution due to the location's weak operating statements. As a guarantor on the note, Michael F. Thomas, acquired the location and paid off the note. The Board of Directors approved the sale as the sale would prevent a potential situation with Sun Trust Bank which could adversely effect other banking relationships of the Company. In addition, the sale was approved due to the weak financial performance of the location over the past few years.

     Operations at 8871 Kingston Pike in Knoxville, Tennessee ceased due to the sale of the location to, Michael F. Thomas, the Company's President & CEO for $300,000. The Board of Directors made the decision to sell the location in order to raise working capital for the Company. There was no debt on the location. The fact that the location was built on leased property and the fact that the location required substantial refurbishing and updating contributed to the decision to sell the facility.

     In addition to the above divestitures in the third quarter of 1997, the Company sold an existing non-operational vacant piece of real estate on Ashville Highway in Knoxville, Tennessee, to Michael F. Thomas, the Company's President & CEO. The vacant land, acquired from Exxon for approximately $125,000, was sold via the assumption of a loan in the approximate amount of $140,000 from First American Bank in Knoxville, Tennessee. The note had matured and the Company was not in the position to develop the site or pay the loan off. As a guarantor of the note, Mr. Thomas, agreed to assume the note personally in return for the conveyance of the vacant piece of real estate.

     All of the above referenced divestitures involving properties being transferred to, Michael F. Thomas, the Company's President & CEO were analyzed by the Company's Chief Financial Officer, the Company's accounting department and the Board of Directors. The result was that an assumption agreement was entered into between the Company and Mr. Thomas on July 3, 1997. The purpose of the agreement was to insure that the transaction was fair and equitable to both parties. The agreement provided, among other things, that Mr. Thomas would assume or pay the following: (1.) a note payable to Pennzoil in the approximate amount of $219,829.17, (2.) the Pennzoil Unearned Discount in the amount of $200,000, (3.) a note payable to Coffman Oil Company, Inc. in the approximate amount of $25,405.57, (5.) a note payable to Sun Trust Bank in the approximate amount of $389,387, (6.) a note payable to First American Bank in the approximate amount of $140,000, (7.) real estate taxes in the approximate amount of $85,529 and (8.) pay to the Company the sum of $300,000. As a result of the divestitures and the assumption of numerous debts of the Company, the Company experienced a loss on the sales of approximately ($22,966.27). These transactions decreased the liabilities of the Company by approximately $1,137,935. As of December 31, 1997 all but one of these assumptions had been completed. The one item remaining as of the date of this report and at year end 1997 is the assumption of the $140,000 loan from First American Bank by Michael
F. Thomas. The bank has approved the assumption of the debt by Mr. Thomas contingent upon all loans of the subsidiary with First American bank being paid off prior to the assumption.

     Operations at 795 South Jefferson in Cookeville, Tennessee were ceased when the Company sold the location to, Dwight Thomas, the Company's Secretary and a member of the Company's Board of Directors. The location was sold for $516,000 and there was an M.A.I. appraised value of $536,000 on this location. The price was deemed acceptable due to the fact that the location was in need of capital improvements, including environmental updates of underground petroleum storage tanks necessary to meet 1998 standards, in excess of approximately $80,000 as of the date of the sale. In addition, Mr. Thomas agreed to the mutual cancellation of his employment contract with the Company dated December 2, 1996. The purpose of the sale was to raise working capital for the Company. The Company received net proceeds from the sale in the amount of approximately $152,385.

     In addition, during the third quarter the Company sold the real estate and improvements at one of the Company's locations in Oak Ridge, Tennessee to a non-affiliated local petroleum distributor. The location contained a full service car wash, two bay Pennzoil Lube Center, Exxon branded gasoline facility and a small convenience store. The purpose of the sale was to raise capital and pay-off a short term loan on the facility in the amount of $300,000 which was owed to, Michael F. Thomas, the Company's President and CEO. The funds loaned to the Company by Mr. Thomas had been borrowed by Mr. Thomas personally from a local bank. The loan matured and the Company was unable to pay the note as agreed. The sale enabled the Company to pay-off the existing first mortgage from Nations Bank, pay-off the note to Mr. Thomas and raise approximately $144,548 in working capital. The location continues to be operated by the Company as the transaction was in the form of a sale/lease back. The Company entered into a ten year lease with the non-affiliated distributor with monthly payments of $8,804. At the option of the Company the lease may be cancelled after the first six months.

                         Oil and Natural Gas Subsidiary

Revenues were realized as follows:

         Revenue                                 1997            1996


         Natural Gas                           $ 220,701        $ 90,899
         Oil                                   $  71,641        $    995
                                               ---------        --------
                                               $ 292,342        $ 91,894

     The natural gas revenue increased to $292,342 in fiscal year 1997 as compared to $90,899 in fiscal year 1996. This increase is attributed to the completion of a sixteen well drilling program in Pennsylvania which was completed in early 1997 which increased the number of producing wells in 1997 as compared to 1996.

     The oil revenues increased to $71,641 in fiscal year 1997 as compared to $995 in fiscal year 1996. This increase is mainly attributed to the completion of a sixteen well drilling program in Pennsylvania which was completed in early 1997 and the completion of an enhanced oil recovery project in which the Company participated in Missouri.

     The oil and gas subsidiary had a net loss of ($3,332,528) in fiscal year 1997 as compared to a net loss of ($35,113) in fiscal year 1996. Selling, general and administrative expenses were $123,876 in 1997. Cost of sales for the year was $141,265 which included $128,021 in amortization expense. Operating income was $27,201 before charges for abandonments and impairments of $3,366,729.

     The charge for abandonments and impairments in the amount of $3,366,729 in 1997 is a non-cash write down associated with several of the Company's oil and gas properties. A current engineering report prepared by Wright & Company of Nashville, Tennessee states that the present value of the Company's sixteen Pennsylvania wells is approximately $1,159,000. These properties were carried on the books of the Company at approximately $3,200,000. In order to more accurately reflect the value of the properties the difference of approximately $2,041,000 was shown as an impairment in 1997.

     Subsequent to December 31, 1997 and prior to the release of this report, the Company has agreed to sell four wells drilled in Eastern Kentucky by the Company at a cost of approximately $1,000,000 to a non-affiliated oil and gas company for $300,000. The difference of approximately $700,000 is shown as an impairment for 1997. The four Eastern Kentucky wells are to be sold in order to satisfy accounts payable in the oil and gas subsidiary. The Company is presently engaged in negotiations with creditors of the oil and gas subsidiary to accept their pro-rata portion of the $300,000 sale price as final compensation for services rendered regarding the four wells drilled in Eastern Kentucky. In aggregate the payables total approximately $370,000. The pro-rata payments therefore equal approximately 80% of the accounts payable. To date the majority of the creditors have agreed to accept said payments as full and final settlement of the amounts due.

     In addition, the Company has elected not to proceed with four wells drilled in Jackson County, Kentucky and will plug or sell the four shut-in wells during 1998. Additional costs related to lease property in central Kentucky will be abandoned in conjunction with the decision not to proceed in central Kentucky. A charge of approximately $500,000 in 1997 was taken as a result of these decisions.

FINANCIAL CONDITION

     As of December 31, 1997 the financial condition of the Company has continued to deteriorate as compared to December 31, 1996. The working capital deficit of approximately $1,915,734 as of December 31, 1996 has increased to deficit of approximately $10,418,676 as of December 31,

1997. A substantial portion of the increased deficit can be attributed to the following items: (1.) increases in accounts payable, (2.) increases in accrued expenses and (3.) increases in current maturities of long term debt. The balance sheet experienced significant deterioration in 1997 as a result of several primary factors. The factors are as follows: (1.) due to current business conditions and the fact that if there is a "change of control" the deferred tax benefit in the amount of $2,885,000 will no longer be available to the Company, (2.) abandonments and impairments in the oil and gas subsidiary and the automotive subsidiary in the amount of approximately $3,697,751, (3.) other non-recurring charges of approximately $1,047,811 and (4.) operating losses of approximately ($6,000,713) in 1997. The Company experienced a loss in 1997 of ($12,138,042) as compared to a loss of ($11,572,293) in 1996.

     The condition of the balance sheet and the losses sustained by the Company in fiscal year 1997 have caused the Company to be in violation of loan covenants with some of the Company's lenders. During the year the Company entered into a forbearance agreement with First American Bank of Knoxville, Tennessee which in effect allowed the Company approximately one year to move all loans of the automotive subsidiary from the bank. Subsequent to the end of the fiscal year and prior to the release of this report, the forbearance agreement matured and on March 31, 1998 the bank called all loans of the subsidiary. The Company has six loans with First American Bank. The loans are secured by real estate owned by the Company. In aggregate the amount of the notes due First American total approximately $1,950,000. In addition, subsequent to the end of the fiscal year and prior to the release of this report, First Citizens Bank of Cleveland, Tennessee called their loan to the Company's automotive subsidiary. This loan is also secured by real estate and has balance of approximately $443,000. It is the belief of management that several other loans secured by real estate of the Company may be called in the near future due to the financial condition of the Company.

     The Company is presently engaged in negotiating a loan application to refinance substantially all of the assets of the automotive subsidiary. A successful refinance would prevent the foreclosure of the locations effected by the loans called by both First American Bank and First Citizens Bank. There can be no assurance that the Company will be able to obtain suitable financing and prevent the foreclosure of the several of the Company's automotive subsidiary locations.

     The following Company locations are effected by the called notes: (1.)

Memorial Drive in Stone Mountain, Georgia, (2.) Stone Drive in Kingsport, Tennessee, (3.) Market Street in Johnson City, Tennessee and (4.) Keith Street in Cleveland, Tennessee.

     The Company is currently past due on numerous taxes including approximately $421,000 in payroll taxes, $32,000 in unemployment taxes and various state taxes totaling approximately $21,500. The Company will attempt to pay a portion these taxes from the proceeds of a short term loan presently being negotiated and the balance of the taxes from the proceeds of a loan being negotiated to refinance the retail locations of the Company. The short term loan is in the process of being closed at this time. There can be no assurance that either the short term loan or the refinance of the Company's retail locations will occur.

     As mentioned above, the Company is presently attempting to close a short term loan in the amount of $750,000. Said loan is to mature on September 30, 1998 and is to be secured by the common stock of each of the Company's subsidiaries along with certain assets of the oil and gas subsidiary. The loan will bear an interest rate of 12% per annum.

EXPANSION AND OTHER ACTIVITIES

     During fiscal year 1997, the Company performed due diligence and evaluated numerous potential acquisitions. The following is a summary of the events regarding these potential acquisitions:

     The Company performed due diligence on a U.S. Coast Guard approved barge terminal and truck loading/unloading facility on the Cumberland River in Celina, Tennessee. The Company reached an agreement in principle to acquire the facility for $2,000,000 payable in the common stock of the Company. The facility included storage capacity for up to 50,000 barrels product and provided direct access to all major eastern waterways. The primary attraction of the facility to the Company was in conjunction to a proposed acquisition of an oil refinery located within the vacinity of the barge facility. The refinery was operating at a profit and at less than full capacity. By importing crude oil through the barge facility, the Company was of the opinion that additional profits could have been realized. Subsequent to the completion of due diligence related to the two proposed acquisitions, the decision was made that neither the barge facility nor the refinery were desired investments of the Company. Negotiations ceased and the pursuit of these two investments ended.

     The Company announced the formation of a new subsidiary, United Trading, LTD., to be formed in the Cayman Islands to engage in the trading of petroleum and other products on a worldwide basis. Many contacts were made in locations such as South America and China. To date the Company has not moved forward with these plans and there have been no operations in this regard.

     The Company announced the formation of a new division, UCI Entertainment Group, in anticipation of entering the entertainment industry. The Company further announced the intent to chance the name of the Company to United Companies International Corporation or "UCI". The name change is not in effect at this time as the change would require the approval of a majority vote of shareholders. The Company entered into a letter of intent to purchase the following: (1.) Royal Pictures, Inc. which was an existing company formed for the production of motion pictures for domestic and international distribution, (2.) Havana Horse Productions, Inc. which is a talent agency owned by actor Steven Bauer, (3.) the purchase of an existing studio used in the production of films and programs for television, (4.) Compravision Home Shopping Network, SA which is an existing South American company whose focus is the shop-at-home market. The following is a brief summary of the present status of each of the potential acquisitions:

     Royal Pictures, Inc. - Due diligence related to the assets of and future potential of Royal Pictures, Inc. has led the Company to the decision not to pursue the acquisition further.

     Miami based production studio - Due diligence related to the assets of and future potential of the studio has led to the decision not to pursue the acquisition further. A contract to purchase the studio was entered into and a deposit of $50,000 was placed with the seller. The funds for the deposit came from the sale of a ten percent (10%) interest in the newly formed subsidiary, CTV Studios, Inc., which was formed during the year. Due to the decision not to proceed with the acquisition the Company shall seek the return of the deposit. No assurance can be given that the deposit will be returned.

     Havana Horse Productions - Due to the decision not to proceed with either the Royal Pictures, Inc. or the studio acquisitions, the Company has no use for a talent agency. For this reason the decision was made not to pursue the acquisition further.

     Compravision Home Shopping Network - Although the Company finds the Spanish language home shopping concept to be of great interest, due diligence related to the assets of and the complications of a start-up home shopping network have led to the decision not to pursue the acquisition further.

     Viatel Shopping Network, SA - The decision not to pursue the Spanish language home shopping network in general and the due diligence performed by the Company led to the decision not to pursue the acquisition further.

     The Company further announced the formation of a new division, UCI Telecommunications Group, in anticipation of entering the telecommunications industry. During the year the Company entered into a letter of intent to purchase the Mastec, Inc. teleport located in Miami, Florida. Simultaneously, the Company entered into a letter of intent with a Florida based long distance carrier whose business is located in Mexico. The revenues of the Mexican based operation were approximately $26,000,000 per year. A newly formed subsidiary, UCI Teleport, Inc., was formed during the year. Capital for the new division was raised via the sale of a ten percent (10%) interest in the new subsidiary. The following is a brief summary of the potential acquisitions:

     The Mastec Teleport - Subsequent to extensive due diligence by the Company, the decision was made to pursue the acquisition. Not only did the acquisition of the teleport alone have merit but it was discovered that the teleport could substantially improve the operating profits of the Mexican long distance carrier as over forty percent (40%) of it's long distance calls were being terminated in the United States. These calls were being transmitted via the use of other teleport facilities for which the charge is significant. The use of one's own teleport could create a substantial savings. The Company placed a deposit with the owners of the teleport in the amount of $150,000 with closing anticipated in late 1997. The funds for the deposit came from the sale of a ten percent (10%) interest in the newly formed subsidiary as mentioned above. The acquisition of the teleport would have required additional financing in the amount of approximately $3,350,000 and would have created the need for working capital on the amount of approximately $2,000,000. The Company was unable to obtain the necessary capital for this acquisition.

     Long Distance Carrier - Subsequent to extensive due diligence by the Company, the decision was made to pursue the acquisition. The long distance carrier had revenues of approximately $26,000,000 per year and a cash flow of approximately $3,500,000 per year. It was felt that the operation could be significantly enhanced and expanded into other countries. The purchase price was to be approximately $9,000,000 and the need for working capital was estimated to be approximately $5,000,000. The Company was unable to obtain the necessary capital for this acquisition.

     Subsequent to the end of the year and prior to the release of this report, the Company entered in to an agreement to sell the newly created subsidiary, UCI Teleport, Inc. to a company that was interested purchasing the Mastec Teleport. The sale was completed in January of 1998. The sale price was $420,000 of which approximately $153,700 was used to retire in minority interest in the UCI Teleport, Inc. and the remaining balance of approximately $266,500 was applied to closing expenses and disbursed to the Company. As a result of the sale, UCI Teleport, Inc., is no longer a subsidiary of the Company.

CAPITAL REQUIREMENTS

     As shown in the accompanying financial statements, the Company incurred at net loss of ($12,138,042) in 1997, and as of that date, the Company's current liabilities exceeded its current assets by $10,418,676. These conditions resulted primarily from the following: (1.) operating losses of ($6,000,713), (2.) the write off of the deferred tax benefit in the amount of $2,885,000, (3.) abandonments and impairments in the amount of $3,697,751 and (4.) other non-recurring charges of $1,047,811. These factors create an uncertainty as to the Company's ability to continue as a going concern. The Company's auditors have qualified their opinion on the December 31, 1997 financial statements based upon a "going concern" provision. It is apparent that a restructuring of the Company is required in order for the Company to remain a going concern. There can be no assurance that such restructuring of the Company will be accomplished.

     As of December 31, 1997 the Company is not committed to any expansion projects in either the automotive subsidiary or the oil and gas subsidiary. During 1998, the Company will continue to seek additional sources of capital or financing for the following reasons:

     (1.) To increase overall balance sheet liquidity of the Company such that the Company's accounts payable and accrued expenses can be paid on a current basis and to assure continued operations of the Company in the future. There can be no assurance that sufficient capital and/or debt financing will be available to the Company to allow the payment of the accounts payable, the accrued expenses or to support ongoing operating deficits.

     (2.) To reactivate the Company's drilling programs and to acquire producing oil and gas properties. Successful drilling programs or successful acquisitions of producing oil and gas properties are a key element in the Company being able to achieve a positive cash flow in 1998 and beyond. There can be no assurance that the Company will locate any attractive oil and gas acquisition candidates nor is there any assurance that the appropriate capital and/or debt financing will be available to the Company.

     (3.) Although the focus of the Company will be on the growth of the oil and gas subsidiary, the Company will continue to look for attractive acquisitions in the automotive subsidiary. In the event such an opportunity should arise, capital would be required. There can be no assurance that appropriate equity and/or debt financing will be available to the Company.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and supplementary data commence on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the name, age and position of each current director and executive officer of the Company:

         Name, Age and Address                Position

Michael F. Thomas, 45                         CEO, President & Director

Suite N-425, 1111 Northshore Dr.
Knoxville, TN 37919

Dwight S. Thomas, 45                          Secretary, Treasurer & Director
4867 North Broadway
Knoxville, TN 37928

Walter L. Helton, 64                          Director
c/o Tennessee Tech University
P.O. Box 5062
Cookeville, TN 38505

Steven Bauer                                  Director

Eugenio (Rolando) Martinez, 75                Director
Apt. 106
1821 Jefferson
Miami Beach, FL 33139

Antonio Julio Gonalez Gimenez                 Director

L. Douglas Keene, Jr., 44                     Executive Vice President
Suite N-425, 1111 Northshore Dr.
Knoxville, TN 37919

     Michael F. Thomas and Dwight S. Thomas are cousins. There are no other family relationships between any directors or executive officers of the Company.

Michael F. Thomas

     Mr. Thomas, age 45, received a B.A. Degree in Accounting in 1975 from Tennessee Technological University in Cookeville, Tennessee. He was the manager of the finance and billing department for the City of Cookeville from 1975 to 1976, and from 1976 to 1977, he was the department manager for Fleetguard, Inc., a manufacturer of heavy duty filters, which is a division of Cummins Engine. As department manager, he supervised thirty employees and coordinated production. Mr. Thomas founded Calibur Car Wash Systems as a sole proprietorship until organizing Calibur Systems, Inc. on October 1, 1992. In 1984, Mr. Thomas also formed TCS, which designs, manufacturers and sells car wash equipment and related supplies.

Dwight S. Thomas

     Mr. Thomas, age 45, received an A.S. Degree in Criminology in 1975 and a B.S. Degree in Sociology in 1977 from Tennessee Technological University in Cookeville, Tennessee. From June, 1981 until march, 1987, he was location manager for Calibur Car Wash Systems, responsible for approximately twenty hourly employees, hiring, dismissals, training, labor, inventory controls, daily reports, bank deposits, customer relations and quality control. From 1987 to present, he has been the District manager for Calibur Car Wash Systems, responsible for fifteen salaried managers, hiring and training managers and communicating daily with the Company's locations. Mr. Thomas was also responsible for implementing training programs for all phases of operations, setting goal incentives for management programs and organizing and implementing testing for OSHA guidelines.

Walter L. Helton

     Mr. Helton, age 64, is the founder of the geology department at Tennessee Technological University located in Cookeville, Tennessee and has been a member of the faculty there since 1966. He earned a Doctorate in Geology from the University of Tennessee in 1967. He has formerly served as a consultant to other public companies such as Marathon Oil and as a consultant to numerous private energy companies including B. Ray Thompson Coal Company. Among his other accomplishments he is widely published in the energy field and has authored many university level text books as well as been contracted to perform mapping services for both the States of Tennessee and Kentucky Geological departments.

 .
Steven Bauer

     Mr. Bauer, a Cuban born movie star who made his film debut as Al Pacino's right hand man and brother-in-law in "Scarface" in 1983. He has substantial contacts in the entertainment and film industry

Eugenio (Rolando) Martinez

     Mr. Martinez, age 75, born in Atremisa, Cuba. After opposing both the Batista and Castro regimes, he came to the United States in 1959 and joined the Central Intelligence Agency. He is currently a resident of Miami, Florida engaged in consulting on international trade and finance.

Antonio Julio Gonalez Gimenez

     Mr. Gimenez, President of Hotel Tacarigua, C.A., which owns the Hotel Inter-Continental in Valencia, Venezula. He has extensive experience in international business affairs led to his appointment to the board. His contacts in South America's oil industry are extensive and may prove beneficial to future business of the Company.

L. Douglas Keene, Jr.

     Mr. Keene, age 44, received a B.S. Degree in Business Administration, majoring in Banking and Finance, from the University of Tennessee in 1976. Mr. Keene graduated from the Tennessee School of banking at Vanderbilt University in 1980, where he achieved the highest score in the class. He graduated from the National Commercial Lending School in Norman, Oklahoma in 1981. Mr. Keene's banking career began in 1976 with the Citizens Bank in Pikeville, Kentucky. He remained in the banking industry until April, 1985, when he resigned as Vice President, Commercial Loans, at First Tennessee Bank in Knoxville, Tennessee, to establish Keene Financial Corporation. He was the principal of Keene Financial

Corporation from April 1983 to August 1993, which was established to provide mortgage banking services and financial consultation to entrepreneurs in the Southeast. Mr. Keene joined the Company in August 1993.

     There is no understanding or arrangement between any director or any other persons pursuant to which such individual was or is to be selected as a director or nominee of the Company.

     Directors of the Company hold office for a term of three years, until successors are elected and qualified or until their earlier resignation or removal. The officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the direction of the Board of Directors.

     During the year, Charles B. Lobetti, resigned as Chief Financial Officer of the Company effective October 31, 1997. In addition, during November of 1997, Arthur H. VanBuren, Chief Financial Officer appointed after the resignation of Charles B. Lobetti and a member of the Board of Directors of the Company, resigned his position as a Board Member and as an officer of the Company.

     Subsequent to the end of the fiscal year and prior to the release of this report, Neal S. Melnick, company counsel and a member of the Board of Directors died unexpectedly.

     Steven Bauer, Antonio Gonzalez Gimenez and Eugenio (Rolando) Martinez were appointed to the Board of Directors during 1997 to fill vacant seats and were not elected by shareholders. Their remaining on the Board of Directors beyond the next annual meeting of shareholders will depend upon their being nominated for the board positions and their ratification by shareholders. David Olinsky was also appointed to the Board of Directors in 1997 to fill a vacant seat. However, he resigned soon after the appointment and never participated in any board meetings or actions.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief executive Officer for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended December 31, 1997, 1996 and 1995. No other executive officer was paid or accrued compensation in excess of $100,000 per annum for such fiscal years.


                               Summary Compensation Table

Name/Position                Year     Salary ($)       Bonus ($)      Other Compensation      Options


Michael F. Thomas (1),       1997     $350,000         -0-            $123,780 (2)(3)         1,183,334 (4)
Chief Executive Officer
                             1996     $300,000         -0-            $98,682 (5)             1,183,334 (6)

                             1995     $300,000         -0-            -0-                     -0-

Footnotes to "Summary Compensation Table"

1. As of December 31, 1997, Mr. Thomas held 2,329,214 restricted shares of the Company's common stock with an aggregate market value of approximately $116,460.70 based upon a closing price of $.05 per share.

2. For fiscal years ended December 31, 1997, December 31, 1996 and December 31, 1995, Mr. Thomas was paid the sum of $177,000, $356,000, $324,000, respectively, which approximates the debt service for the lease of three Calibur retail locations. See ITEM 12 "Certain Relationships and Related Party Transactions".

3. During the fiscal year ended December 31, 1997 the Company issued Michael F. Thomas 200,000 restricted shares of the Company's common stock as payment for services. The shares were issued with an aggregate value of $37,500 which represented 50% of the market value of the stock as of the date issued. In addition, during the year the Company issued Mr. Thomas 20,000 shares for his services related to the Board of Directors. Said shares were issued at market value as of the date of issuance which was $.25 for an aggregate amount of $5,000. In addition, during the year the Company paid a fee to Mr. Thomas of $81,280 which represents a one percent (1%) fee charged to the Company for Mr. Thomas' personal guaranty of the Company's debt.

4. Represents four (4) options granted to Mr. Thomas. All of which have been replaced with options having a lower exercise price.

5. Represents a one percent (1%) fee charged to the Company for Mr. Thomas' personal guaranty of the Company's debt.

6. Represents four (4) options granted to Mr. Thomas. All of which have been replaced with options having a lower exercise price.

Compensation of Directors

     In January of 1997 replacement options with a lower exercise price of $.26 per share were granted to directors to replace the options granted to directors in fiscal year 1996. The lower price represents the twenty day average price of the Company's shares prior to the date of the grant as reported by Nasdaq. The lower price was granted to all directors with no distinction as to whether the director was considered inside or outside the Company. The term of the replacement options remained the same as the options which were replaced. The replacement options were granted in order to provide the incentive for increased service to the Company by the option holders, which was negated by the decline in the market price of the Company's Common Stock.


Employment Agreements

     On January 17, 1997 the Company entered into a five (5) year employment agreement with Charles B. Lobetti. The agreement provides that Mr. Lobetti will act as Chief Financial Officer of the Company. Mr. Lobetti resigned in October of 1997.

     On July 7, 1997 the Company entered into a five (5) year employment agreement with Arthur Van Buren. The agreement provides that Mr. Van Buren will act as Controller of the Company. Mr. Van Buren resigned as both an officer and director of the Company in November of 1997.

     The following table sets forth certain information relating to stock option grants during fiscal 1997 to the Company's Chief Executive Officer:


                               Option Grants In Last Fiscal Year
                                       Individualized Grants


   Name                    Number of Securities      Percent of Total        Exercise or      Expiration
                           Underlying Options/       Options/SARS            Base Price       Date
                           SAR's                     Granted To              ($, Sh.)
                           Granted (#)               Employees in
                                                     Fiscal 1997
Michael F. Thomas            -0-                           NA                   NA               NA

                                       34

     The following table sets forth certain information relating to option exercises effected during fiscal year 1997, and the value of options held as of such date by the Company's Chief Executive Officer for 1997:



                   Aggregate Option Exercises For Fiscal 1997
                           and Year End Option Values

Name              Shares Acquired           Value             Number of Securities      Value of Unexercised
                  On Exercise               Realized          Underlying Unexercised    In-The-Money
                                                              Options/SAR's as of       Options/SAR's as of
                                                              December 31, 1997         December 31, 1997
Michael F. Thomas      -0-                   -0-               1,183,334/0                     -0-



     The following table sets forth certain information regarding repricing of options held by the Chief Executive Officer of the Company during the past fiscal year.

           Option Repricing During Fiscal Year Ended December 31, 1997

Name              Date     Number of        Market Price      Exercise          New Exercise     Length of
                           Securities       of Stock at       Price at Time     Price ($)        Original Option
                           Underlying       Time of           of Repricing                       Term Remaining
                           Options          Repricing or      or Amendment                       at date of
                           Repriced or      Amendment         ($)                                Repricing or
                           Amended (#)      ($)                                                  Amendment
Michael F.     1/22/97       33,334         $ .38             $ 1.00            $ .26            9/7/99
  Thomas                    600,000         $ .38             $ 1.00            $ .26            11/20/00
                            500,000         $ .38             $ 1.00            $ .26            9/18/06
                             50,000         $ .38             $ 1.00            $ .26            12/17/01



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the ownership of the Company's Common Stock as of March 31, 1998 by (i) those persons known by the Company to be the beneficial owners of more than 5% of the total number of outstanding shares of Common Stock, (ii) each director and executive officer, and (iii) all officers and directors as a group:

Name and Address of                       Amount of             Approximate
Beneficial Owner                          Beneficial            Percent of Class
                                          Ownership(1)

Michael F. Thomas                         4,162,548(2)            14.1%
Suite N-425  1111 Northshore Dr.
Knoxville, TN 37919

Dwight S. Thomas                          396,384(3)               1.3%
4867 N. Broadway
Knoxville, TN 37918

Walter L. Helton                          118,000(4)            Less than 1%
c/o Tennessee Tech University
P.O. Box 5062
Cookeville, TN 38505


L. Douglas Keene, Jr.                     281,830(5)            Less than 1%
Suite N-425  1111 Northshore Dr.
Knoxville, TN 37919

Eugenio (Rolando) Martinez                175,000(6)            Less than 1%
Apt. no. 106
1821 Jefferson
Miami Beach, Florida 33139

Antonio Julio Gonzalez Gimenez                  0                   NA

Steven Bauer                                    0                   NA

All directors and Officers as             5,133,762(7)            17.4%
a group


Footnotes to "Security Ownership of Certain Beneficial Owners and Management"

1. Unless otherwise stated, all shares of common stock are directly held with sole voting and dispositive power.
2. Consists of 2,329,214 shares held directly and options to purchase 1,833,334 shares.
3. Consists of 63,050 shares held directly and options to purchase
   333,334 shares.
4. Consists of 68,000 shares held directly and options to purchase
   50,000 shares.
5. Consists of 31,830 shares held directly and options to purchase
   250,000 shares.
6. Consists of 175,000 shares held directly.
7. Consists of 2,667,094 shares held directly and options to purchase 2,466,668 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 1, 1997 the Company entered into a five year agreement with a corporation engaged in the manufacturing and distribution of items related to the Company's automotive subsidiary which is controlled by, Michael F. Thomas, the Company's President and Chief Executive Officer to purchase exclusively, in areas served by the related company, its gasoline inventories at a price of $.01 per gallon above the rack price. Purchases under this agreement during 1997 were approximately $525,000. In 1997 and 1996, transactions between the Company and the related corporation included equipment sales and certain ongoing construction activities conducted for the Company by the corporation. Equipment sales and construction activities totaled approximately $323,271 and $182,603, in 1997 and 1996, respectively.

     During 1997, the Company sold certain existing locations to its President and Chief Executive Officer and to a member of its Board of Directors. The Company recognized a gain of $248,456 on the sale of a retail location to the board member in exchange for his assumption of related debt of $356,957 and the payment of $152,385 in cash. The Company recognized a net loss of $38,944 on the sale of retail locations to the President and Chief Executive Officer. In exchange for the locations the Company accepted a receivable of $300,000 from the officer who assumed liabilities of $3,028,744. Subsequent to the end of the year and prior to the release of this report, the Company collected the receivable from the officer. For more information on this topic refer to ITEM 6.
- "Management's Discussion and Analysis or Plan of Operations" contained in this report.

     The Chief Executive Officer leased certain properties to the Company for a monthly rental of $27,000. By mutual agreement between the Company and the officer, the leases were terminated effective June 30, 1997. In exchange for termination of the leases, fees to be paid under the officer's employment contract were reduced by an annual rate of $100,000 for the remainder of 1997 and in future years. The lease payments on these properties, included on the income statements among general and administrative expenses, amounted to approximately $177,000 and $356,000 in 1997 and 1996, respectively. For more information on this topic refer to ITEM6. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report.

     In other lease transactions with the Chief Executive Officer, the Company rented, under month-to-month operating leases, certain vehicles. Expenses related to these transactions were approximately 25,000 and $45,000 in 1997 and 1996, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNITED PETROLEUM CORPORATION

                                      (Registrant)

                                        By: /s/ Michael F. Thomas
                                            ------------------------------
                                           Michael F. Thomas, President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

       Signature                        Title                      Date
/s/ Michael F. Thomas
---------------------               Chief Executive Officer   April 15, 1998
Michael F. Thomas                   and Director



/s/ Dwight S. Thomas
---------------------               Secretary, Treasurer      April 15, 1998
Dwight S. Thomas                    and Director


/s/ Walter L. Helton
----------------------              Director                  April 15, 1998
Walter L. Helton



---------------------               Director                  April 15, 1998
Eugenio Martinez


----------------------              Director                  April 15, 1998
Antonio Julio Gimenez


----------------------              Director                  April 15, 1998
Steven Bauer

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-k

1. Financial Statements

Balance Sheets
Statement of Income
Statement's of Stockholders' Equity
Statement of Cash Flows

2. Financial Statement Schedules:

Schedule II - Accounts Receivable from
Related Parties,
Underwriters, Promotors,
and Employees other than
Related Parties

Schedule X - Supplementary Income Statement Information

3. Exhibits

      (a) The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

      3.1 Initial Articles of Incorporation

      3.2 Bylaws

      (i) from the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1991;

      Exhibit Number and Description

      3.3 Minutes of Special Meeting of Stockholders authorizing 6 for 1 forward stock split

      3.4 Agreement and Certificate of Merger pursuant to which Inited Petroleum Delaware merged into the Company.

      3.5  Certificate of Authority to do business in the State of Kentucky

      3.6 Certificate of Amendment authorizing 1 for 10 reverse split

      3.7 Certificate of Withdrawl of authority to do business in the State of Kentucky


      3.8 Certificate of Amendment authorizing increase in capitalization to 50,000,000 shares

      3.9 Amendment to Bylaws

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

               Exhibit D        United Petroleum Corporation Material Contracts

               Exhibit E-1      Calibur Systems Balance Sheet dated October 1,
                                1992

               Exhibit E-2      Description Schedule listing real and personal
                                property to be assigned by the Calibur Systems
                                Stockholder to Calibur Systems

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

               Exhibit G        Calibur Systems Material Contracts

               Exhibit H        Investment Letter

               Exhibit I        Calibur Systems Compliance Certificate

               Exhibit J        United Petroleum Compliance Certificate

      (iii) from the Company's Transition Report on Form 10-KSB for the period June 30, 1993 to December 31, 1993;


      Exhibit Number and Description

      3.1 Certificate of Amendment authorizing 3 for 4 reverse split (referenced to in the original filing as number 3)

      16.1 Letter of Rides and Associates regarding change of accountants

      16.2 Letter of Cherry, Beckert & Holland regarding change of accountants

      10.1 Jackson County Gas Purchase Agreement

      10.2 Lease Agreement

      29 Notice

      2.3 Articles of Merger regarding the Plan (referred to in original filing as number 30)

      (iv) from the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1993;

      Exhibit Number and Decsription

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

      20.2 Engineering Evaluation of the Kentucky Oil and gas Leases

      23 Consent of R.W. Coburn, Registered Petroleum Engineer

      99 October 15 Supplement to Confidential Limited Offering and Exchange Offer Memorandum

      (v) from the Company's Current Report on Form 8-K (date of report:
December 20, 1994):

      Exhibit Number and Descriptions

      10.4 Drilling and Exploration Agreement between Enron Oil & Gas Company, Jackson-United Petroleum Corporation and United Petroleum Corporation dated November 15, 1994 (referred to in original filing as number 10.1)

      (vi) form the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994;

      Exhibit Number and Description


      4.0 1994 Stock Option and Stock Bonus Plan

      4.1 1995 Amendment to 1994 Stock Option and Stock Bonus Plan

      10.5 License Agreement dated Juine 29, 1993 between TCS Systems, Inc. and Calibur Systems, Inc. (referred to in original filing as number 10.1)

      10.6 Lease Modification Agreement dated as of may 1, 1994 between Michael
      F. Thomas and Calibur Systems, Inc. (referred to in original filing as number 10.3)

      10.7 Distributor Sales Agreement dated October 26, 1994 between Calibur Systems, Inc. and Exxon Company USA (referred to in original filing as number 10.3)

      23 Consent of R. W. Coburn, Registered Petroleum Engineer

      99.1 Schedule of Kentucky Leases

      (vii) from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995;

      Exhibit Number and Description

      99.2 Engineering Evaluation of the Kentucky Oil and gas Leases

      (viii) from the Company's Current Report on Form 8-K (date of rep[ort:
November 18, 1996):

      Exhibit Number and Description

      16.3 Letter dated February 20, 1997 from Morton S. Robson to larry Felts of Coopers & Lybrand (referred ta as number 16.1 in original filing)

      16.4 Letter dated February 28, 1997 from Coopers & Lybrand to the Securities and Exchange Commission (referred to as number 16.2 in original filing)

      (ix) from the Company's Annual Report on Form 10-KSB for fiscal year ended december 31, 1996:

      Exhibit Number and Description

      3.10 Certificate of Amendment to the Certificate of Incorporation dated March 14, 1997

      10.8 Employment Agreement between the Company and Michael F. Thomas

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

      10.10 Consulting Agreement between the Company and Mongoose Investments, LLC dated December 18, 1996

      21 List of Subsidiaries

      (b)  the following documents are filed herewith:

      1.0  Letter from Nasdaq to the Company dated October 3, 1997

      11   Schedule Re: Computation of earnings

      23.1 Independents Auditors Consent (Reel & Swafford)

                          United Petroleum Corporation
                                       and
                                  Subsidiaries

                        Consolidated Financial Statements

                           December 31, 1997 and 1996








                              REEL & SWAFFORD, PLLC
                          Certified Public Accountants

                  United Petroleum Corporation and Subsidiaries
                        Consolidated Financial Statements
                           December 31, 1997 and 1996

============================================================================



CONTENTS                                                                Page

    Report of Independent Auditors                                         2
    Consolidated Balance Sheets                                            3
    Consolidated Statements of Operations                                  4
    Consolidated Statements of Changes in Stockholders' Equity             5
    Consolidated Statements of Cash Flows                                  6
    Notes to Consolidated Financial Statements                             7

                              REEL & SWAFFORD, PLLC
                          Certified Public Accountants


Office Address
222 Second Avenue N., Suite 416           American Institute of
Nashville, Tennessee  37201            Certified Public Accountants
(615) 242-0100 Telephone               SEC Practice Section-AICPA
                             Tennessee Society of Certified Public Accountants


                                                                 Mailing Address
                                                               P. O. Box  198664
                                                       Nashville, TN  37219-8664
                                                        (615) 297-5215 Facsimile



                         Report of Independent Auditors


     To the Board of Directors and Stockholders
     United Petroleum Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheet of United Petroleum Corporation and Subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Petroleum Corporation and Subsidiaries as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying 1997 financial statements have been prepared presuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring losses and is in violation of certain loan and debenture covenants that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note
     18. The accompanying financial statements do not include all adjustments that might result from the outcome of this uncertainty.

     REEL & SWAFFORD, PLLC

     Certified Public Accountants

     Nashville, Tennessee
     April 14, 1998

                  United Petroleum Corporation and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

===============================================================================


                                                                              1997                1996
                                                                        -----------------   -----------------
ASSETS

Current Assets
    Cash                                                              $          166,180  $           19,759
    Marketable securities                                                             -0-            122,373
    Accounts and notes receivable                                                112,377             472,123
    Inventories                                                                  321,948             634,265
    Other current assets                                                         373,413              71,081
                                                                        -----------------   -----------------

                                                                                 973,918           1,319,601
Property and Equipment
    Gas and oil properties, net                                                4,798,795           8,236,094
    Premises and equipment, net                                                8,519,499          12,875,902
                                                                        -----------------   -----------------

Deferred Tax Assets                                                                   -0-          2,972,100
Intangibles and Other Assets                                                     408,772           1,663,553
                                                                        -----------------   -----------------

                                              Total Assets            $       14,700,984  $       27,067,250
                                                                        =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                  $          534,867  $          636,966
    Accrued expenses                                                           1,368,097             678,533

    Bank line of credit                                                          247,829             250,000
    Current maturities of long-term debt                                       9,241,801           1,669,836
                                                                        -----------------   -----------------

                                                                              11,392,594           3,235,335

Long-Term Liabilities
    Long-term debt, less current maturities                                    2,601,686          22,229,143
    Unearned revenue                                                                  -0-            200,000
    Deferred Income Taxes                                                             -0-             87,100
                                                                        -----------------   -----------------

                                            Total Liabilities                 13,994,280          25,751,578
                                                                        -----------------   -----------------

Minority Interest in Consolidated Subsidiaries                                   200,000                  -0-

Stockholders' Equity
     Cumulative convertible preferred stock - $.01 par value
           Series A, 18%                                                              99                  -0-
           Series B,   8%                                                             18                  -0-
    Common stock - $.01 par value, 50,000,000 shares
       authorized, 29,279,515 and 11,828,156 issued                              292,795             118,281
    Additional paid-in capital                                                26,036,305          13,696,878
    Accumulated deficit                                                      (24,635,081)        (11,262,484)
                                                                        -----------------   -----------------

                                                                               1,694,136           2,552,675
    Less: Stockholder note receivable                                         (1,187,432)         (1,237,003)
                                                                        -----------------   -----------------

                                          Total Stockholders' Equity             506,704           1,315,672
                                                                        -----------------   -----------------

                                                                      $       14,700,984  $       27,067,250
                                                                        =================   =================

The accompanying notes are an integral part of these financial statements.

                                                                F3

                  United Petroleum Corporation and Subsidiaries
                      Consolidated Statements of Operations
                     Years Ended December 31, 1997 and 1996

==============================================================================



                                                                              1997                1996

                                                                        -----------------   -----------------

Sales                                                                 $        9,720,861  $       13,234,309

Cost of Sales                                                                  7,333,910           9,791,491
                                                                        -----------------   -----------------

    Gross Profit                                                               2,386,951           3,442,818

Operating Expenses
    Selling, general and administrative                                        3,540,740           4,014,670
    Shareholder relations expense                                                101,362             292,014
    Non-recurring charges -
       Loss on transactions with brokers                                              -0-         11,041,671
       Loss on impairment of assets                                            3,697,751                  -0-
       Other                                                                   1,047,811             738,201
                                                                        -----------------   -----------------

                                                                               8,387,664          16,086,556
                                                                        -----------------   -----------------

    Loss from Operations                                                      (6,000,713)        (12,643,738)
                                                                        -----------------   -----------------

Other Income (Expense):
    Lease and other income                                                        73,125              93,666
    Amortization of loan costs                                                  (528,548)           (457,554)
    Interest expense, including amortization of discount
       on convertible debentures of $1,307,229 and $950,418                   (2,796,906)         (2,044,667)
                                                                        -----------------   -----------------

                                                                              (3,252,329)         (2,408,555)
                                                                        -----------------   -----------------

Income (Loss) Before Provision for Income Taxes                               (9,253,042)        (15,052,293)

Provision for Income Taxes
    Current                                                                           -0-                 -0-
    Deferred                                                                   2,885,000          (3,480,000)
                                                                        -----------------   -----------------
                                                                               2,885,000          (3,480,000)
                                                                        -----------------   -----------------

Net Income (Loss)                                                     $      (12,138,042) $      (11,572,293)
                                                                        =================   =================

Basic Earnings (Loss) per Share                                       $            (0.65)              (2.04)
                                                                        =================   =================


Diluted Earnings (Loss) per Share                                     $            (0.65)              (2.04)
                                                                        =================   =================




The accompanying notes are an integral part of these financial statements.

                                                                F4

                  United Petroleum Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                     Years Ended December 31, 1997 and 1996

==============================================================================


                                             Series A    Series B              Additional                  Stockholder      Total
                                            Preferred   Preferred    Common     Paid-In     Accumulated        Note
                                              Stock       Stock      Stock      Capital       Deficit       Receivable
                                            ----------  --------- ----------  -----------  -------------   ------------  -----------

Balance, January  1, 1996                   $  -0-       $ -0-      $ 46,028 $ 5,681,124  $    309,809    $(1,359,376)   $4,677,585
 Shares issued to effect acquisitions
     of oil and gas properties                                         3,850     951,173                                    955,023
 Shares issued in cancellation of warrants                                23         (23)                                        -0-
 Shares issued for services                                            2,775     544,303                                    547,078
 Shares issued to effect conversion of
     debentures, net of costs of issuance,
     discounts and fees of $3,707,298                                 64,370   6,228,332                                  6,292,702
 Payments received on stockholder note                                                                        122,373       122,373
 Shares issued in payment of interest
     on debentures                                                     1,235     129,369                                    130,604
 Issuance of options to non-employees                                            162,600                                    162,600
 Net loss                                                                                  (11,572,293)                 (11,572,293)
                                            ----------  --------- ----------  ------------ --------------- ------------  -----------

Balance, December 31, 1996                     -0-          -0-      118,281  13,696,878   (11,262,484)    (1,237,003)    1,315,672

 Dividends declared -
    Series A preferred shares at 18%                                                        (1,160,619)                  (1,160,619)
    Series B preferred shares at 8%                                                            (73,936)                     (73,936)
 Issuance of common shares for payment
    of dividends, Series A preferred                                  29,981     717,900                                    747,881
 Issuance of common shares for payment
    of interest on debentures                                         27,700   1,066,146                                  1,093,846
 Issuance of common shares for services                               45,536     778,373                                    823,909
 Conversion of debentures to Series A
    preferred Stock, net of related
    cost of insurance, discounts and
    fees of $1,703,962                          99                             8,284,739                                  8,284,838
 Issuance of Series B Preferred stock
    in settlement of litigation with
    debenture holder                                         18                      (18)                                        -0-

 Conversion of debentures to common
    stock, net of related cost of issuance,
    discounts and fees of $321,586                                    71,297   1,492,287                                  1,563,584
 Collections on stockholder note receivable                                                                    49,571        49,571
 Net loss                                                                                  (12,138,042)                 (12,138,042)
                                            ----------  --------- ----------  ----------  -------------    -----------  -----------

                                                $ 99       $ 18     $292,795 $26,036,305  $(24,635,081)   $(1,187,432)   $  506,704
                                            ==========  ========= ==========  ==========   ============    ============  ===========


The accompanying notes are an integral part of these financial statements.

                                                                F5

                  United Petroleum Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 1997 and 1996

==============================================================================

                                                                                 1997                 1996
                                                                           ---------------    -----------------
Operating Activities
    Net income (loss)                                                       $ (12,138,042)      $  (11,572,293)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Depreciation and amortization                                       1,578,772            2,074,549
            Deferred income taxes                                               2,885,000           (3,480,000)
            Write-downs for asset impairment and loss on sales                  3,697,751                   -0-
            Write-off of receivables                                               12,423           11,041,671
            Write-off of prepaid costs for withdrawn offering                          -0-              45,819
            Stock and options issued for services                                 823,909              671,528
            Stock issued in payment of interest                                 1,093,846              130,604
            Changes in operating assets and liabilities:
                Decrease (increase) in -
                    Notes and accounts receivable                                 347,323                1,830
                    Inventories                                                   312,317              (61,457)
                    Other current assets                                         (302,332)             244,402
                Increase (decrease) in -
                    Accounts payable and accrued expenses                         704,173              370,699
                                                                           ---------------    -----------------

                      Net Cash Provided by (Used in) Operating Activities        (984,860)            (532,648)
                                                                           ---------------    -----------------

Investing Activities
    Acquisition of gas and oil properties                                         (57,452)          (4,289,237)
    Acquisition of other property and equipment                                (1,646,192)          (2,996,983)

    Investment in franchise rights and other                                           -0-             (32,170)
    Sale of minority interest in subsidiary                                       200,000                   -0-
    Proceeds from the sale of fixed assets                                        522,527                   -0-
    Proceeds from the sale of marketable securities                               171,944                   -0-
    Investment in notes receivable                                                     -0-         (11,041,671)
                                                                           ---------------    -----------------

                      Net Cash Used in Investing Activities                      (809,173)         (18,360,061)
                                                                           ---------------    -----------------

Financing Activities
    Proceeds from issuance of convertible debentures
        net of discount of $491,666 and $6,828,500                              1,813,425           20,631,500
    Payment of issuance cost of debentures                                        (63,425)          (2,890,551)
    Proceeds from short-term borrowings                                           100,224              276,000
    Repayments of short-term borrowings                                          (102,395)            (276,000)
    Proceeds from issuance of debt                                                395,895            2,881,549
    Principal payments on debt                                                   (203,270)          (1,747,971)
                                                                           ---------------    -----------------

                      Net Cash Provided by Financing Activities                 1,940,454           18,874,527
                                                                           ---------------    -----------------

Decrease in Cash and Cash Equivalents                                             146,421              (18,182)

Cash and Cash Equivalents, Beginning of Period                                     19,759               37,941
                                                                           ---------------    -----------------

Cash and Cash Equivalents, End of Period                                   $      166,180   $           19,759
                                                                           ===============    =================

The accompanying notes are an integral part of these financial statements.

                                                                F6

================================================================================
                  United Petroleum Corporation and Subsidiaries
                          Notes to Financial Statements
                     Years Ended December 31, 1997 and 1996
================================================================================

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation - The consolidated financial statements include the accounts of United Petroleum Corporation and its wholly owned subsidiaries, Calibur Systems, Inc. and Jackson-United Petroleum Corporation, and its majority owned subsidiaries, CTV Studios, Inc. and UCI Teleport, Inc. (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the dates of acquisition.


Business Activities - The Company's business activities are conducted through its subsidiaries and are contained within two primary industry segments. Calibur Systems, Inc. operates convenience stores, express lube centers, and car washes providing a variety of car wash and detail services, gasoline, automotive, food and beverage and related products throughout eastern Tennessee and northern Georgia. Jackson-United Petroleum Corporation is in the business of developing gas and oil properties and marketing gas and oil production. The Company's gas and oil properties are located within the United States, primarily in eastern Kentucky and western Pennsylvania, and include producing properties and properties under development. CTV Studios, Inc. and UCI Teleport, Inc. were formed to conduct activities in the broadcasting industry and had not commenced operations as of December 31, 1997.

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

Property and Equipment -

Costs of Development and Expansion Activities When the Company undertakes significant development and expansion activities to add new retail outlets, modernize and expand existing locations, acquire additional gas and oil properties, and continue development of existing gas and oil properties, additional costs of staffing and overhead is allocated to these assets along with an estimate of incremental overhead costs. Additionally, it is the Company's policy to capitalize the cost of the estimated time of employees and independent contractors that are specifically assigned to these activities, including the Company's chief executive officer, to the assets



                                       F7

===============================================================================
                  United Petroleum Corporation and Subsidiaries
                     Notes to Financial Statements-Continued
                     Years Ended December 31, 1997 and 1996

===============================================================================

Note 1 - Summary of Significant Accounting Policies - Continued

    Costs of Development and Expansion Activities (continued) under construction or development. These costs totaled $372,284 for 1997 and $818,538 for 1996.

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


Income Taxes - Deferred taxes are provided in accordance with Statement of Financial Accounting Standards Number 109, Accounting for Income Taxes. Deferred taxes are provided for accumulated temporary differences due to basis differences for assets and liabilities for financial reporting and income tax purposes, including alternative minimum taxes. The Company's temporary differences are primarily due to different financial reporting and tax


                                       F8
methods of accounting for depreciation, intangible drilling costs and net operating loss carryforwards.

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

Earnings per Share - In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." Under SFAS 128, basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares include convertible debentures, preferred stock and stock option plan shares.



Note 2 - Statements of Cash Flows Supplemental Disclosures



                                                                          1997                  1996
                                                                   -------------------    ------------------
Cash paid for:
      Interest                                                   $            757,493   $           986,359
      Interest capitalized                                                     62,505               372,141
      Income taxes                                                                 -0-                   -0-
Noncash transactions:
      Sale of retail outlets under debt
          assumption agreements                                             4,601,931               609,421
      Reduction of stockholder note receivable
      in exchange for marketable securities                                        -0-              122,373
      Prepaid issuance costs recognized through equity accounts                    -0-              137,454
      Issuance of common stock for -
          Debentures (Note 8)                                               9,848,422             6,292,702
          Services, net of amounts capitalized as retail property,
              plant and equipment, oil and gas properties; and
              other assets (Note 11)                                          823,909               671,528
          Payment of interest on debentures                                 1,093,846                    -0-
          Payment of dividends on preferred stock                             747,881                    -0-
          Acquisition of gas and oil properties (Note 3)                           -0-              955,023
          Property, plant and equipment                                            -0-               28,400
          Other assets                                                             -0-                9,750
          Other                                                                    -0-                   23


                                       F9

Note 3 - Acquisitions and Arrangements for Oil & Gas Properties

The Company has working and participating interests and a farmout agreement in various gas and oil properties as follows.

Note 3 - Acquisitions and Arrangements for Oil & Gas Properties - Continued

Penn Virginia - The Company has a farmout agreement with Penn Virginia Oil & Gas Corporation that permits the Company to drill up to three wells in Eastern Kentucky on proved undeveloped properties. During 1996, the Company successfully completed the wells related to this agreement. The cumulative costs of these wells totaled approximately $796,000. Revenue from production of one of these wells totaled $31,050 and $16,650 for 1997 and 1996, respectively

Eastern Kentucky - During 1996, the Company acquired a lease in Martin County, Kentucky and successfully completed one well at an approximate cost of $205,000 which produced revenues for 1997 and 1996 of approximately

$12,000 in 1996.

Central Kentucky - During 1996 the Company participated in the drilling and completion of a well in Clay County, Kentucky. Cumulative costs for this well approximated $75,000 and revenue from the well totaled $5,590 and $5,500 for 1997 and 1996.

Pennsylvania - In September 1996, the Company entered into a joint venture agreement with Kastle Resources Enterprises, Inc. (Kastle) which provides the Company with a seventy-five percent (75%) ownership of each of the sixteen (16) wells drilled and completed under the terms of the agreement. The Company's cost for these wells approximated $3,000,000. The Company is responsible for its pro rata share of the cost of operations. The wells are located in Crawford County, Pennsylvania. Revenue from these wells totaled approximately $252,063 and $58,000 for 1997 and 1996.

Ohio - During 1996, the Company participated in the drilling of three wells in Ohio under the Kastle joint venture agreement at an approximate cost of $270,000. No presence of marketable quantities of hydrocarbons was discovered in these wells.

Missouri - In August 1996, the Company entered into a pilot participation agreement with Western Engineering, Inc. (Western) related to a water-flood project on leased properties of Western. The cost to the Company for this participation interest was approximately $275,000. Under the terms of the agreement, Western receives the first forty (40) barrels of production per day and the Company receives the next fifty-five (55) barrels. Production above these levels are shared equally between Western and the Company. The agreement grants the Company the production described above for twenty-four (24) months or until the Company has received $550,000. The agreement further provides that the Company will be granted the exclusive right to participate in the continued development of the Western field upon the successful completion of the pilot project. Revenue realized from this arrangement in 1997 was $3,639.

Fees and costs to brokers and others associated with the acquisitions discussed above totaling approximately $884,000 in 1996 were paid in 384,982 shares of the Company's common stock.

                                       F10

Note 4 - Information About Concentration of Credit Risk

The Company maintains cash on deposit at various financial institutions, each having federal deposit insurance of $100,000 to benefit the Company and each of its subsidiaries.

Note 5 - Property and Equipment

The Company periodically reviews the fair value of long-lived assets for impairment. As discussed in Note 11, the Company incurred write-downs for impairment of $3,366,730 to its oil and gas properties.


Gas and Oil Properties - The Company's gas and oil properties are located within the United States and consist of the following:



Costs incurred -                                              1997                1996
                                                         ----------------    ----------------

Leasehold properties
    Proved                                             $          10,855   $         478,424
    Unproved                                                          -0-             70,835
Exploration  costs                                                    -0-                 -0-
Development costs                                                 46,597           4,694,210
Amortization                                                    (128,021)            (58,056)
                                                         ----------------    ----------------

                                                                 (70,569)          5,185,413
Write down for impairment                                     (3,366,730)                 -0-
                                                         ----------------    ----------------
    Net increase (decrease)                            $      (3,437,299)  $       5,185,413
                                                         ================    ================

Capitalized Costs -

Proved properties not subject to amortization                  3,055,740   $       4,441,801
Proved properties being amortized                              1,929,132           3,656,514
Unproved properties                                                   -0-            195,835
Less accumulated amortization                                   (186,077)            (58,056)
                                                         ----------------    ----------------

        Total costs incurred                           $       4,798,795   $       8,236,094
                                                         ================    ================


Initial production from the Company's gas and oil properties commenced in October 1996, and total revenues for 1997 and 1996 totaled approximately $292,342 and $91,894, and respective associated production costs were $13,244 and $5,725 for 1997 and 1996.

Premises and equipment - Premises and equipment at December 31, consisted of the following:

                                      F11




                                                                   1997                1996
                                                              ----------------    ----------------

Land and buildings                                          $       5,578,982   $       8,863,547
Leasehold, paving and other improvements                            1,086,668           1,783,707
Fixtures and equipment                                              4,116,762           6,633,280
Vehicles                                                                   -0-            144,996
Construction in progress                                              473,379             530,538
Less accumulated depreciation and amortization                     (2,763,484)         (5,080,166)
                                                              ----------------    ----------------
                                                            $       8,492,307   $      12,875,902
                                                              ================    ================


Note 5 - Property and Equipment - Continued

Depreciation expense for the years ended December 31, 1997 and 1996 totaled $582,369 and $566,091, respectively


Note 6 - Other Assets

Other assets consisted of the following:


                                                                   1997                1996
                                                              ----------------    ----------------

Other Current Assets
    Investment in UCI Teleport, Inc.                        $         334,413   $              -0-
    Prepaid shareholder relations                                          -0-             26,606
    Other prepaid expenses                                             39,000              44,475
                                                              ----------------    ----------------

                                                            $         373,413   $          71,081
                                                              ================    ================


Intangibles and Other Assets
    Debenture issuance and loan costs, less accumulated
         amortization of $523,205 and $626,200              $         389,646   $       1,568,809
    Franchise costs, less amortization of $18,905 in 1996                  -0-             75,618
    Deposits                                                           19,126              19,126
                                                              ----------------    ----------------

                                                            $         408,772   $       1,663,553
                                                              ================    ================


Amortization expense for intangibles and other assets totaled $528,548 and $499,194 in 1997 and 1996, respectively.

Note 7 - Line of Credit

The Company had short-term borrowings of $247,829 and $250,000 at December 31, 1997 and 1996, respectively, on a revolving bank line of credit. The line bears interest at prime plus 1% and is secured by inventory and receivables. Maximum borrowings under the line are $250,000.

                                      F12

Note 8 - Long-Term Debt

Long-term debt is summarized as follows:


                                                                   1997                1996
                                                              ----------------    ----------------

Convertible debentures, maturing from February, 1998,
    through September, 1999, with coupon rates ranging
    from 6.0% to 18.0%, net of discount of $782,290.        $       6,165,086   $      14,087,615


Note 8 - Long-Term Debt -Continued



                                      F13


                                                                   1997                1996
                                                              ----------------    ----------------
Bank installment notes -
    Payable $25,970 monthly including interest
    at rates ranging from 7.4% to 11%.                      $       2,574,232   $       5,402,875

    Payable $41,470 monthly plus interest at rates
    ranging from prime plus .75% to prime plus 3%.                  3,064,556           3,587,436

Note payable to supplier, payable $779 monthly
    including interest at 8%.                                          39,613             417,546

Note payable to stockholder, interest payable monthly
    at 9%.                                                                 -0-            300,000

Obligations under capital leases, payable $3,311
    monthly with an interest rate of 12.45%                                -0-            103,507
                                                              ----------------    ----------------
                                                                    5,678,401           9,811,364
                                                              ----------------    ----------------
                                                                   11,843,487           9,811,364

Less current maturities                                            (9,241,801)         (1,669,836)
                                                              ----------------    ----------------
                                                                    5,678,401   $       9,811,364
                                                            $       2,601,686   $       8,141,528
                                                              ================    ================



Maturities of Long-term debt are as follows:


              Year Ending
      -----------------------------

                  1998                                                          $       9,489,630
                  1999                                                                    756,716
                  2000                                                                    634,544
                  2001                                                                    122,568
                  2002                                                                    300,105
               Thereafter                                                                 787,753
                                                                                  ----------------
                                                                                       12,091,316
               Less current maturities:                                                (9,489,630)
                                                                                 ----------------
                      Long-term debt                                            $       2,601,686
                                                                                 ================


The convertible debentures primarily represent the carrying balance of debentures in the original face amount of $27,500,000 issued between May and November 1996 in connection with a Regulation-S offering. Proceeds of the offering totaled $20,631,500 net of discount, with issuance costs totaling approximately $2,890,000. Interest on the debentures is due quarterly at rates ranging from 6% to 18% of the face amount of the debentures and is generally payable in


                                      F14
shares of the Company's common stock. Initial terms of the debentures provided that holders could request conversion into shares of the Company's common stock after passage of the statutory holding period (generally forty-five days from date of issuance), and after one year from date of issuance, the Company could require conversion of the debentures into common stock. The debentures were generally convertible at a price determined by the average of the closing bid prices as quoted by NASDAQ for the five days previous to the election to convert.

On April 30, 1997, the Company and holders of substantially all the remaining balance of debentures reached an agreement to modify certain terms of the debentures in settlement of disputes discussed in Note 11. The most significant modifications in terms provided for the following:

     The election by holders of approximately $15,000,000 of debentures to reduce the principal balance of their holdings by 10% in exchange to receive interest (and/or dividends on preferred stock) at a rate of 18% for a period of one year. After one year, the interest and/or dividend rates are to be 7% unless these holders elect by April 25, 1998 to again reduce the then remaining principal balance and/or stated liquidation preference on preferred stock by 10%. If properly elected, the interest and dividend rates will continue at a rate of 18%. Principal reductions as a result of those debenture holders making such an election totaled $1,495,680. Such reduction is being accounted for prospectively as a modification of terms whereby the carrying amount of the debt was unchanged and interest is computed using a constant effective rate.

     The immediate conversion of $9,912,000 of the then outstanding balance of debentures into 9,912 shares of the Company's preferred stock.

     The immediate conversion of $623,200 of the then outstanding balance of debentures into 1,246,400 shares of the Company's common stock.

     The issuance of 860,774 shares of the Company's common stock valued at $430,387 in settlement of all accrued and unpaid interest on debentures as of April 30, 1997.

     Further restrictions were placed on the conversion rights of debenture holders to limit the number of shares any one debenture holder or group of debenture holders may hold at one time.

     The price at which most of the remaining debentures may be converted to common stock of the Company was modified to include a floor and ceiling price of the stock for conversion purposes.

Subsequent to the April 30, 1997 agreement, the Company issued additional convertible debentures in aggregate face amount of $2,241,666. Proceeds form these debentures totaled $1,750,000 net of discount, with issuance costs totaling $63,425. Interest on the newly issued debentures is due quarterly at rates ranging from 6% to 18% of the face amount and is generally


                                      F15
payable in shares of the common stock. The debentures include options for up to 700,000 shares of the Company's common stock at exercise prices ranging from $0.37 to $1.00.

For the years ended December 31, 1997 and 1996, approximately $1,900,000 and $10,000,000 face value of debentures was converted into 7,129,676 and 6,436,955 shares of common stock, respectively.

Interest expense associated with the debentures totaled approximately $2,102,000 and $548,000 for the years ended December 31, 1997 and 1996. Payments of accrued interest in common stock of the Company totaled $1,093,846 and $136,604 for 1997 and 1996 represented by 2,769,992 and 123,545 shares respectively for the years ended December 31, 1997 and 1996. Amortization of discount on the debentures totaled $1,307,229 and $950,418 for 1997 and 1996 and is classified in the statement of operations under the caption interest expense.

In December, 1997, the Company's common stock was delisted from the NASDAQ stock exchange which represents an event of default under the terms of the debenture agreements. Accordingly, the principle balance of the debentures has been classified as current in the 1997 financial statements.

Substantially all of the Company's retail segment assets are pledged as collateral for long-term borrowings other than the convertible debentures.

Additionally, some of the bank installment notes contain covenants regarding certain financial statement amounts, ratios and activities of the Company. As also discussed in Note 16, certain elements of technical default existed at December 31, 1997, and, on March 31, and April 1, 1998, loans to the Company totaling $2,352,113 at December 31, 1997, were called by the lenders.

Note 9 - Commitments

The Company leases a portion of its equipment and facilities under operating and capital leases (Note 8). Rental expense related to operating leases totaled $278,124 and $733,885 for the years ended December 31, 1997 and 1996, respectively. Future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1997, are as follows:



         Year Ending
        -------------
            1998                           $           278,124
            1999                                       278,124
            2000                                       225,015
            2001                                       216,955
            2002                                       189,900
         Thereafter                                  1,042,400
                                             ------------------

                                           $         2,230,518
                                             ==================


                                      F16

Note 10 - Income Taxes

The provision (benefit) for income taxes is as follows:



                                                               1997                  1996
                                                         ------------------    ------------------
Current portion
     Federal                                           $                -0-  $                -0-
     State                                                              -0-                   -0-
                                                         ------------------    ------------------

                                                                        -0-                   -0-
                                                         ------------------    ------------------
Deferred
     Federal                                                     2,972,100            (3,457,000)
     State                                                         (87,100)              (23,000)
                                                         ------------------    ------------------

                                                                 2,885,000            (3,480,000)
                                                         ------------------    ------------------

                                                       $         2,885,000   $        (3,480,000)
                                                         ==================    ==================



A reconciliation of the expected federal tax expense, based on the federal statutory rate of 34%, to the actual consolidated tax expense for the years ended December 31, 1997 and 1996, is as follows:


                                                               1997                  1996
                                                         ------------------    ------------------

Expected federal tax expense (benefit)                 $        (3,146,000)  $        (5,118,000)
Increase (decrease) in taxes resulting from:
     Reversal of tax depreciation in excess of book
        depreciation                                               233,680               654,810
     Reversal of intangible drilling costs deducted
        for tax purposes                                            11,183             1,125,352
     Reversal of impairment losses deducted
         for book purposes                                         860,977                    -0-
    Valuation allowance, deferred tax assets                     5,133,718                    -0-
    All other                                                     (208,558)             (142,162)
                                                         ------------------    ------------------

                                                       $         2,885,000   $        (3,480,000)
                                                         ==================    ==================


The tax effects of temporary differences were as follows:

                                      F17


Deferred tax assets and liabilities, Federal:                  1997                  1996
                                                         ------------------    ------------------

        Depreciation                                   $          (416,753)             (654,810)
        Intangible drilling costs                               (1,136,535)           (1,125,352)
        Net operating loss carryforwards                         6,677,546             4,742,802
        AMT credit carryforwards                                     9,460                 9,460
                                                         ------------------    ------------------

                                                                 5,133,718             2,972,100
Valuation allowance, deferred tax assets                        (5,133,718)                   -0-
                                                         ------------------    ------------------

                                                       $                -0-  $         2,972,100
                                                         ==================    ==================



Note 10 - Income Taxes - Continued




Deferred tax assets and liabilities, State:                    1997                  1996
                                                         ------------------    ------------------

        Depreciation                                   $           (83,000)   $         (130,962)
        Intangible drilling costs                                 (227,000)             (225,070)
        Net operating loss carryforwards                           310,000               268,932
                                                         ------------------    ------------------

                                                       $                -0-   $          (87,100)
                                                         ==================    ==================



As discussed in Notes 11 and 18, management's plans affecting future revenue streams are such that it is more likely than not that estimated benefits of net operating loss carryforwards will not be realized. Accordingly, a reserve has been established for deferred tax assets. The Company has available net operating loss carryforwards to offset future taxable income totaling approximately $6,000,0000, $16,000,000, $83,000 and $284,000 from the years
December 31, 1997, 1996, 1995 and 1994, respectively. The carryforwards expire fifteen years from the year incurred.

Note 11 - Non-Recurring Charges

For the years ended December 31, 1997 and 1996, the Company had the following non-recurring expenses which were charged to operations:

In June, 1996, the Company engaged TAJ Global Equities (TAJ) to act as the underwriter for a planned $20,000,000 offering of the Company's common stock. TAJ and Strategic Holdings, Inc. (Strategic) also acted as consultants to the Company in connection with the offering and sale of the debentures discussed in
Note 8. The planned $20,000,000 offering was subsequently withdrawn due to the events explained in the following five paragraphs, and costs of approximately $100,000 associated with the planned offering were charged to operations for 1996 as a non-recurring charge and included under the caption "Other" in the statement of operations.

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

                                      F18

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

The total cost to the Company for these transactions was $11,041,671. The Company obtained eight percent (8%) notes from Strategic totaling $10,876,600 which are presently unsecured.

The Company is vigorously pursuing litigation against TAJ and National as discussed in Note 16. Because of the uncertainty of the Company's potential for recovery, the entire cost of $11,041,671 was charged to operations for the year ended December 31, 1996.

The sharp decline in the market value of the Company's shares along with falling prices for natural gas limited the Company's ability to obtain sufficient financing to further develop its gas and oil properties. Accordingly, the Company suspended development activities in its energy products business segment and has abandoned certain properties and agreed to sell a group of wells. Additionally, because of the change in circumstances, the Company has reviewed for impairment purposes the fair value of other properties it intends to hold. The effect of these matters in the aggregate resulted in a charge to operations of $3,697,751 for 1997 which has been classified as a non-recurring charge under the caption "Loss on impairment of assets."

In its efforts to obtain additional capital for its operations, the Company engaged brokers, investment bankers, and other consultants to assist in obtaining financing and pursuing mergers and acquisitions. Expenses associated with these activities totaled $966,531 and $541,600 for the years ended December 31, 1997 and 1996 and are included in the statement of operations as a non-recurring charge under the caption "Other." A portion, $823,909, of the 1997 expenses were paid in 4,553,625 shares of the Company's common stock. The Company issued 214,000 shares of its common stock and granted options to acquire an additional 1,300,000 shares in payment of the expenses for 1996.

During the years ended December 31, 1997 and 1996, the Company's chief executive officer agreed to guarantee certain debts of the Company. The majority of this debt has now either been retired or called by the lending institutions. The Company paid the officer guarantee fees of $81,280 and $98,682 which were charged to operations as a non-recurring charge under the caption "Other" for the years ended December 31, 1997 and 1996, respectively.


                                      F19

===============================================================================
                 United Petroleum Corporation and Subsidiaries
                    Notes to Financial Statements-Continued
                     Years Ended December 31, 1997 and 1996

===============================================================================

Note 12 - Stockholders' Equity

In March, 1997, the Company amended its charter to authorize up to 10,000,000 shares of $.01 par value preferred stock. The Company has designated two classes, Series A and Series B preferred stock, each having liquidation preference of $1,000 per share. In 1997, 9,912 shares of Series A preferred stock and 1,833 shares of Series B preferred stock were issued in connection with conversions of debentures and in settlement of litigation with a debenture holder (see Note 16). At December 31, 1997, the total of liquidation preference on which cumulative dividends are computed is $9,912,000 for Series A shares at 18% and $1,833,333 for Series B shares at 8% (see also Note 8).

The preferred shares are convertible into shares of the Company's common stock based on the preference amount at the rate of one-thirteenth for Series A and one fifteenth for Series B per month based on the commencement date of July 1, 1997. The price at which the conversions to common shares may be effected is the greater of the average closing bid price for the five previous trading days or the "floor price" ($2.00 per share at December 31, 1997), not to exceed the "ceiling price," generally $3.00. The floor price becomes $0.50 for Series A and $1.00 on April 1, 1998. At December 31, 1997, approximately $4,575,000 of Series A and $733,000 of Series B of liquidation preference of preferred shares were convertible at the floor price per share.

The Company may convert the preferred shares into common shares based on the remaining preference amount by giving notice between October 1, and October 10, 1999 at a price equal to the average of the closing bid prices for the five previous trading days.


Preferred shareholders have voting rights equal to those which they would have if they converted their preferred shares to common stock at the then conversion price, provided that no preferred shareholder or group of affiliated preferred shareholders may vote at any one time more than 4.99% of the total stock entitled to vote.

The April 30, 1997 agreement discussed in Note 8 provides that the preferred shareholders will vote their shares for the continuation of the current management and shall not participate in any proxy contests as long as the Company is not in default with respect to any of the provisions of the agreement, the preferred shares or the debenture.

As also discussed in Note 8, the Company has issued debentures that are convertible into common stock on terms similar to those for preferred stock. At December 31, 1997, $1,175,000 face value of the debentures were convertible at a price of $0.05.

In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." Under SFAS 128, basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares include convertible debentures, preferred stock and stock option plan shares.

                                      F20

The Company has 50,000,000 shares of its common stock authorized of which 29,279,515 and 11,828,156 were issued at December 31, 1997 and 1996. Shares issued for each year were as follows:


                                                                           1997                  1996
                                                                     ------------------   -------------------

To effect acquisitions                                             $                -0- $            384,982
In cancellation of warrants                                                         -0-                2,334
In payment of services                                                       4,553,625               277,500
Conversions of debentures                                                    7,129,676             6,437,000
In payment of interest                                                       2,769,992               123,500
In payment of dividends                                                      2,998,066
                                                                     ------------------   -------------------

    Total issuances                                                         17,451,359             7,225,316
Balance,  January 1                                                         11,828,156             4,602,840
                                                                     ------------------   -------------------


Balance, December 31                                               $        29,279,515  $         11,828,156
                                                                     ==================   ===================

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding, 18,812,739 in 1997 and 5,671,698 for 1996. For the years 1997 and 1996, the effect of convertible securities is anti-dilutive.

Note 13 - Stock Options

The Company has a stock option plan (Plan) that provides for the granting of incentive and non-qualified options to purchase shares of the Company's common stock. The Plan's coverage extends to selected key employees, officers, directors and consultants.

The Plan provides for the granting of incentive stock options that may be exercised at prices equal to or exceeding fair market value at the date of grant and permits granting of non-qualified options at prices below fair market value at the date of grant. Options granted employees are non-transferable and are for both active shares and restricted shares that carry continuing legal restrictions on transfer upon exercise of the options. Options granted to employees during 1997 and 1996 were at exercise prices that equaled or exceeded fair market value of the underlying shares at date of grant. Generally, the options are exercisable upon grant date with expiration dates ranging from five to ten years from date of grant.

Options under the Plan granted to and exercised by the Company's public relations firm during 1995 totaled 607,334 shares. The shares represented consideration to the public relations firm to retain their services for a two year period expiring March 1997. Compensation expense related to the public relations firm totaled $26,606 and $159,672 for 1997 and 1996 respectively, and is included in the consolidated statements of income under the caption "Shareholder relations."


                                      F21

Included in the 1996 consolidated balance sheet under the caption "Other current assets" is $26,606 representing the prepaid portion of the firm's services at December 31, 1996.

Note 13 - Stock Options - Continued

In addition to the above, the public relations firm is indebted to the Company in the amount of $1,187,432 and $1,237,000 at December 31, 1997 and 1996,
reflected in the consolidated financial statements under the caption "Stockholder note receivable." This represents the balance of the amount owed for 375,000 shares of the Company's common stock. The Company holds a demand note from the public relations firm for the balance due and has received assignments of collateral consisting primarily of equity securities of small public companies. The amount due from the public relations firm is treated as a reduction of equity in the consolidated financial statements pending collection in cash or other assets readily convertible to cash.


As discussed in Note 11, in 1996 the Company granted to investment bankers options to acquire 1,300,000 shares of its common stock at exercise prices ranging from $1 to $2.25 per share. At December 31, 1997, none of the options had been exercised.

As discussed in Note 8, the Company granted options to debenture holders to purchase up to 300,000 and 400,000 shares of its common stock at exercise prices of $1.00 and $0.37, respectively.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the employee option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                           1997                  1996
                                                                     ------------------   -------------------

Net income (loss) - as reported                                    $       (12,138,042) $        (11,572,293)
Net income (loss) - pro forma                                              (12,299,542)          (11,674,527)
Earnings (loss) per share - as reported                            $             (0.65)                (2.04)
Earnings (loss) per share - pro forma                                            (0.65)                (2.06)



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted -average assumptions used for grants in 1997 and 1996: 40% volatility, four-year life, zero dividend yield, and risk-free interest rate of 5.56% for 1997 and 6.19% for 1996.


                                      F22

Information regarding the option plan for 1997 is as follows:


                                       1997                                       1996
                                  ------------------------------------       ------------------------------------
                                                     Weighted Average                           Weighted Average

                                                         Exercise                                   Exercise
                                      Shares              Price                  Shares              Price
                                  ----------------   -----------------       ----------------   -----------------
Options outstanding, beginning
  of year                               2,200,004  $                2.47             800,004  $                3.56
Options canceled                         (383,336)                  0.26                  -0-
Options exercised                              -0-                                        -0-
Options granted                         1,200,000  $                0.47           1,400,000  $                2.05
                                  ----------------                           ----------------
Options outstanding,
     end of year                        3,016,668  $                0.34           2,200,004  $                2.60
                                  ================                           ================

Options exercisable,
     end of year                        3,016,668  $                               2,100,004  $                2.47
                                  ================                           ================

Option price range,
    end of year                   $0.26 to $1.00                             $2.04 to $4.06
Option price range for
    exercised shares                    na                                                na
Options available for
    grant at end of year                4,369,332                                    869,332
Weighted average fair
    value of options granted
    during the year             $            0.04                           $            0.10


The weighted average grant date fair value of options granted during 1997 and 1996, all of whose exercise prices exceeded market value of the stock at date of grant, is $20,000 and $33,869, respectively.

Note 14 - Related Party Transactions

On July 1, 1997 the Company entered into an five-year agreement with a corporation engaged in manufacturing and distribution and controlled by the Company's chief executive officer. The agreement provides for the Company to purchase exclusively, in areas served by the related company, its gasoline inventories at a price $.01 per gallon above rack price. Purchases under this agreement during 1997 were approximately $525,000. In 1997 and 1996, transactions between the Company and the related corporation also included equipment sales and certain


                                      F23
ongoing construction activities conducted for the Company by the corporation. Equipment sales and construction activities totaled approximately $323,271 and $182,603, in 1997 and 1996, respectively.



Note 14 - Related Party Transactions - Continued

In 1997, the Company also engaged in wholesale transfer activities with another related corporation controlled by its chief executive officer. Transfers to this related corporation were approximately $778,000, and transfers from the related corporation approximated $714,000 during the year.

During 1997, the Company sold certain existing locations to its chief executive officer and to a member of its board of directors. The Company recognized a gain of $248,456 on the sale of a retail location to the board member in exchange for his assumption of related debt of $356,957 and the payment of $152,385 in cash. The Company recognized a net loss of $38,944 on the sale of retail locations to the chief executive officer. In exchange for the locations the Company accepted a receivable of $300,000 from the officer, who also assumed liabilities of $3,028,744.

Also in 1997, as discussed in Note 11, the Company paid the officer a fee of $81,280, approximating 1% of Company debt for which he serves as guarantor.

As of June 30, 1997, the Company abandoned leasehold improvements on property the Company leased from the chief executive officer. The Company recognized a loss of $236,577 on the abandonment.

At December 31, 1997, there were no outstanding balances owing to or from the chief executive officer and the Company. Net indebtedness of related companies controlled by the officer at December 31, 1997, was approximately $52,003 and is included in the balance sheet under the caption "Accounts receivable," in the amount of $63,857 and, in the amount of $11,854, under the caption "Accounts payable." In January 1997, the Company received payment settling substantially all of this outstanding balance.

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

In 1996 the chief executive officer leased certain properties to the Company for a monthly rental of $27,000. By mutual agreement between the Company and the officer, the leases were terminated effective June 30, 1997. In exchange for termination of the leases, fees to be paid under the officer's employment contract were reduced by an annual rate of $100,000 for the remainder of 1997 and in future years. The lease payments on these properties, included on the income statements among general and administrative expenses, amounted to approximately $177,000 and $356,000 in 1997 and 1996, respectively.

Net indebtedness to the officer by the Company at December 31, 1996 as a result of these and other transactions in the ordinary course of business was approximately $18,049. Receivables in the amount of $281,951 are included in the balance sheet under the caption "Accounts


                                      F24

Receivable" at December 31, 1996. A $300,000 note payable to the officer is included in the balance sheet under the caption "Notes Payable" at December 31, 1996.

In other leasing transactions with the chief executive officer, the Company rented, under month-to-month operating leases, certain vehicles. Expenses related to these transactions were approximately $25,000 and $45,000 in 1997 and 1996, respectively.

Note 15 - Business Segments

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

Segment information is outlined in the following summary:

                                                                             1997                    1996
                                                                      --------------------    -------------------


Net Sales -
Retail                                                              $           9,428,519   $         13,142,415
Energy products                                                                   292,342                 91,894
Corporate                                                                              -0-                    -0-
                                                                     ---------------------    -------------------
                                                                    $           9,720,861   $         13,234,309
                                                                      ====================    ===================
Operating income (loss)

Retail                                                              $            (129,944)  $            826,195
Energy products                                                                (3,339,528)               (24,816)
Corporate                                                                      (2,531,241)              (100,085)
                                                                      --------------------    -------------------
                                                                    $          (6,000,713)  $            701,294
                                                                      ====================    ===================


                                      F25


                                                                             1997                    1996
                                                                      --------------------    -------------------

Identifiable assets -

Retail                                                              $           9,178,715   $         14,031,214
Energy products                                                                 4,872,010              8,443,495
Corporate                                                                         650,259              4,592,541
                                                                      --------------------    -------------------
                                                                    $          14,700,984   $         27,067,250
                                                                      ====================    ===================
Capital expenditures -

Retail                                                              $           1,637,814   $          3,067,303
Energy products                                                                    57,452              5,244,260
Corporate                                                                           8,378                    -0-
                                                                      ====================    ===================
                                                                    $           1,703,644   $          8,311,563
                                                                      ====================    ===================



Note 16 - Contingencies and Subsequent Events

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

The Company participates in a Superfund established to clean up environmental problems associated with petroleum caused contamination. Coverage under the Superfund is conditional on the Company's continued compliance with all federal and state regulations regarding the sale and underground storage of petroleum products. Under the terms of the Superfund program, the Company's liability is limited to $20,000 per incident, per location. The Company carries no insurance with respect to environmental claims not covered by the Superfund. To the best of its knowledge, the Company is in compliance in all material respects with laws and regulations affecting its operations.

As a consequence of its divestiture program (Note 16), the Company remains contingently liable for debt assumed by its chief executive officer, approximating $138,000 at December 31, 1997, pending the final pay-off of loans called by the lending institution (See Note 8).


A shareholder derivative action against the Company, certain directors and officers of the Company, and three former directors was filed in Delaware in 1996. The court dismissed this action in 1997 on grounds that the Delaware Chancery Court lacked jurisdiction over the defendants.

In May, 1997, a claim was brought against the Company by a supplier in the approximate amount of $73,000. The company expects to obtain a favorable judgment in the case. However, the ultimate outcome of this litigation is unknown at the present time. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements. In the


                                      F26
opinion of management, the existing litigation is not considered to be material in relation to the Company's financial position.

Note 16 - Contingencies and Subsequent Events - Continued

As a result of the matters discussed in Note 11, the Company has filed a civil action against TAJ Global Equities and National Financial Services and certain individuals alleging conspiracy to engage in a course of misconduct intended to defraud the Company, conversion, unjust enrichment, breach of fiduciary duty and associated causes of action claiming compensatory and punitive damages in excess of one hundred million dollars ($100,000,000). Recovery for the Company from this lawsuit is uncertain and, accordingly, no gain that may result from this action has been recorded in these financial statements.

Additionally, the Company is a party to various other legal proceedings generally incidental to its business and primarily related to employee matters. The Company does not believe that any of these lawsuits will have a materially adverse effect on its financial position or results of operations.

The Company is currently delinquent on payroll taxes approximating $415,000. The Company has accrued estimated interest of $18,000 on the liability, but no provision has been made for any penalties that might be assessed. Current law permits penalties up to 100% of a portion of the tax liability. Management is seeking waivers and relief from the assessment of penalties. The amount of penalty, if any, that might be assessed. is unknown at the present time. Accordingly, no provision for any liability that might result has been made in the accompanying financial statements.

Subsequent to December 31, the Company entered into an agreement to sell one of its subsidiaries in the broadcasting industry (See Note 1). Sales price is to approximately $420,000, and the Company plans to use $150,000 of the sales proceeds to retire the minority interest in that subsidiary.

As discussed in Note 8 certain elements of technical default on debt instruments existed at December 31, 1997, and, on March 31, and April 1, 1998, loans to the Company totaling $2,352,113 at December 31, 1997, were called by the lenders.


Note 17 - Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1997 and 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


                                      F27

Note 18 - Business Condition

As shown in the accompanying financial statements, the Company has incurred net losses of $12,138,042 and $11,572,293 for the years ended December 31, 1997 and 1996, and, as of December 31, 1997, current assets are exceeded by current liabilities by approximately $10,400,000, or a ratio of 1 to 11.6. These conditions developed primarily from the loss on the Strategic notes (See Note
11) as well as from the resultant loan and debenture covenant violations which that loss triggered (See Note 8). Further, as a result of the loan and covenant violations, access to capital markets became tenuous, and the Company's capacity to pursue its plans for development of its gas and oil properties was compromised. These this changes in circumstances caused the Company to consider the fair value of its Energy Products segment, which resulted in an impairment write-down in 1997, based on discounted future cash-flows, of $3,366,730.

As an additional result of its inability to participate in capital markets, the Company began to focus its efforts on divestiture of individual retail properties. This program, in the aggregate, resulted in the recognition of losses on the disposal of several retail locations of $330,021 during 1997.

These factors create an uncertainty as to the Company's ability to continue as a going concern. The Company is presently engaged in negotiations with holders of the majority of both the Company's convertible preferred stock and convertible debentures. To date no definitive agreement has been reached. Strategies being considered, alone or in combination, include a reverse split, a conversion of all convertible debentures into common stock, a conversion of all preferred stock into common, capital infusion, short-term financings, and acquisition or merger with an asset or entity with surplus annual cash flow.

The ability of the Company to continue as a going concern is dependent upon the success of these strategies and negotiations, otherwise, there exists a substantial doubt as to the Company's ability to continue its business.

Note 19 - Supplemental Gas and Oil Information (Unaudited)

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

                                      F28

Financial Data - The Company's activities related to the exploration and development of gas and oil represent a valuable aspect of the Company's business. The following costs include all such costs incurred during each period and capitalized cost at December 31, 1997 and 1996:

Note 19 - Supplemental Gas and Oil Information (Unaudited) - Continued


                                                                         1997                 1996
                                                                   ------------------   -----------------

Costs incurred -

Leasehold properties
    Proved                                                       $            10,855  $          478,424
    Unproved                                                                      -0-             70,835
Exploration  costs                                                                -0-                 -0-
Development costs                                                             46,597           4,694,210
Amortization                                                                (128,021)            (58,056)
                                                                   ------------------   -----------------

                                                                             (70,569)          5,185,413
Write-down for impairment                                                 (3,366,730)                 -0-

                                                                   ------------------   -----------------
    Net increase (decrease)                                      $        (3,437,299) $        5,185,413
                                                                   ==================   =================


Capitalized Costs

Proved properties not subject to amortization                    $         3,055,740  $        4,441,801
Proved properties being amortized                                          1,929,132           3,656,514
Unproved properties                                                               -0-            195,835
Less accumulated amortization                                               (186,077)            (58,056)
                                                                   ------------------   -----------------

        Net capitalized costs                                    $         4,798,795  $        8,236,094
                                                                   ==================   =================


Estimated Quantities of Proved Gas and Oil Reserves - The estimates of proved developed and undeveloped reserves in Kentucky were provided by independent petroleum engineers, Coburn Petroleum Engineering, Tulsa, Oklahoma (Coburn). The estimates of proved developed reserves in Pennsylvania for 1997 were provided by independent engineers Wright & Company, Inc. of Nashville, Tennessee and in 1996 were provided by independent petroleum engineers, Netherland, Sewell & Associates, Inc., of Houston, Texas. Proved reserves cannot be measured exactly and the estimation of reserves involves numerous judgmental and arbitrary determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history or as a result of changes in economic conditions.

Estimated quantities of proved gas and oil net reserves are as follows:

                                      F29


                                                           Natural Gas (MCF)                   Oil (BBL)
                                                            (In Thousands)                   (In Thousands)
                                                   ----------------------------------   -------------------------
                                                         1997              1996            1997          1996
                                                   -----------------   --------------   -----------   -----------

Proved developed and undeveloped reserves
    Beginning of period                                      88,319           85,366            18            -0-
    Other revisions                                         (81,204)            (209)           63            -0-
    Revisions of previous estimates to give                                                                   -0-
        effect to drilling arrangements                          -0-              -0-                         -0-
    Extensions, discoveries and other additions                  -0-           3,212                          18
    Production                                                 (128)             (50)           (4)           -0-
                                                   -----------------   --------------   -----------   -----------

    End of period                                             6,987           88,319            77            18
                                                   =================   ==============   ===========   ===========

Proved developed reserves

      Beginning of period                                     4,086            1,134            18            -0-
                                                   =================   ==============   ===========   ===========

      End of period                                           2,862            4,086            77            18
                                                   =================   ==============   ===========   ===========


Estimated quantities of proved gas and oil reserves do not include any natural gas liquids for the years ended December 31, 1997 and 1996.

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

Future net cash inflows are based on the future production of proved reserves of natural gas, natural gas liquids, crude oil and condensate as estimated by petroleum engineers by applying current prices of gas and oil (with consideration of price changes only to the extent fixed and determinable and with consideration of the timing of gas sales under existing contracts or spot

                                      F30
market sales) to estimated future production of proved reserves. Prices used in determining future cash inflows for Pennsylvania properties for 1997 and 1996 for natural gas were $3.10 and $2.75 and for oil were $15 and $20 per BBL-oil. Prices used in determining future cash inflows for Kentucky properties for 1997 and 1996 for natural gas were $2.14 and $3.00 and for oil was $14 per BBL-oil
(1997). These rates reflect respective year end spot prices for oil and natural gas, as adjusted for BTU levels. Future net cash flows are then calculated by reducing such


                                      F31
estimated cash inflows by the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and by the estimated future income taxes. Estimated future income taxes are computed by applying the appropriate year-end tax rate to the future pretax net cash flows relating to the Company's estimated proved gas and oil reserves. The estimated future income taxes give effect to permanent differences and tax credits and allowances. The underlying assumption taken into consideration by the Coburn engineering report at December 31, 1996 was that the Company complete ten dually completed wells into the coniferous and knox geological zones per year for a period of five years. The drilling of these fifty wells would have required a substantial amount of capital to be raised by the Company. The Company has been unsuccessful in raising sufficient capital to implement the assumed fifty well drilling program previously assumed. Accordingly, the Coburn report for 1997 assumes a drilling program of one well per year for a period of five years. No assurance can be given that the required capital for the five wells assumed to be drilled over the next five year period can be raised by the Company.

Presented below is the Company's estimated standardized measure of discounted future net cash flows and reconciliation of the changes during the years ended December 31, 1997 and 1996 The calculations take into consideration the Coburn report's assumed drilling program for a lesser number of wells than previously used.



                                                                        1997                     1996
                                                                ---------------------    ---------------------

Future cash inflows                                           $           16,340,588   $          254,543,440
Future development and production costs                                   (2,814,995)             (15,315,984)
Future income taxes                                                       (4,057,678)             (71,768,237)
                                                                ---------------------    ---------------------

Future net cash flow                                                       9,467,915              167,459,219
10% annual discount                                                       (6,100,221)            (104,432,384)
                                                                ---------------------    ---------------------

Standardized measure of discounted future
    net cash flows                                            $            3,367,694   $           63,026,835
                                                                =====================    =====================

                                      F32


                                                                        1997                     1996
                                                                ---------------------    ---------------------

Balance, beginning of period                                  $           63,026,871   $           53,917,288
Net change due to extensions, discoveries
     and other additions                                                          -0-              15,318,557
Net change due to revision in
     planned drilling program                                            (84,995,067)                      -0-
Net change in sales and transfer pricing                                  (4,952,834)                      -0-
Net change in estimated future development
     costs                                                                 4,720,505                 (524,763)
Net change in income taxes                                                25,568,219               (5,684,211)
Standardized measure of discounted future
                                                                ---------------------    ---------------------
    net cash flows, end of period                             $            3,367,694   $           63,026,871

                                                                =====================    =====================


                                      F33