Form 10QSB
period 1998-03-31
UNITED PETROLEUM CORP
filed 1998-05-19
CIK 82925

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  March 31, 1998

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

Common Voting Stock:  30,565,352             Date:  May 13, 1998

Transitional Small Business Disclosure Format
(Check One):  Yes ( )  No (X)

                 UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                                     INDEX

Part I.        Financial Information

  Item 1.      Condensed Financial Statements (Unaudited)

               Condensed consolidated balance sheets - March 31, 1998 and December 31, 1997

               Condensed consolidated statements of operations - Three months ended March 31, 1998 and 1997

               Condensed consolidated statement of stockholders' equity

               Condensed consolidated statements of cash flows - Three months ended March 31, 1998 and 1997

               Notes to condensed consolidated financial statements - Sept. 30, 1997

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.       Other Information

               Signatures

PART I. - Financial Information                     Item 1. Financial Statements

                 United Petroleum Corporation and Subsidiaries
                          Consolidated Balance Sheets
                    At March 31, 1998 and December 31, 1997


                                               Mar. 31, 1998     Dec. 31, 1997
                                                ------------     ------------
Current Assets
  Cash .....................................    $    159,874     $    166,180
  Accounts and Notes Receivable ............    $    124,879     $    112,377
  Inventories ..............................    $    354,196     $    321,948
  Other Current Assets .....................    $     53,204     $    373,413
                                                ------------     ------------
                                                $    692,153     $    973,918
Property and Equipment
  Gas and Oil properties ...................    $  4,780,350     $  4,798,795
  Premises and Equipment ( Net ) ...........    $  8,366,919     $  8,519,499
Intangibles and Other Assets ...............    $    372,741     $    408,772
                                                ------------     ------------
Total Assets ...............................    $ 14,212,163     $ 14,700,984
                                                ============     ============

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable .........................    $    647,087     $    534,867
  Accrued Expenses .........................    $  2,174,074     $  1,368,097
  Bank Line Of Credit ......................    $    247,829     $    247,829
  Current Maturities-Long Term Debt ........    $  8,322,652     $  9,241,801
                                                ------------     ------------
                                                $ 11,391,642     $ 11,392,594
Long Term Liabilities
  Long Term Debt-Less Current Maturities ...    $  3,260,063     $  2,601,686
  Deferred Income Taxes ....................    $          0     $          0
                                                ------------     ------------
Total Liabilities ..........................    $ 14,651,705     $ 13,994,280

Minority Interest ..........................    $     50,000     $    200,000
Stockholders' Equity
  Preferred Stock, $.01 Par Value
    Series A ...............................    $         99     $         99
    Series B ...............................    $         18     $         18
  Common Stock, $.01 Par Value .............    $    298,795     $    292,795
  (50,000,000 shares authorized,
  29,879,515 and 29,279,515 issued)
  Additional Paid-In Capital ...............    $ 26,045,305     $ 26,036,305
  Retained Earnings ........................    ($25,646,327)    ($24,635,081)
                                                ------------     ------------
                                                $    697,890     $  1,694,136
Less: Stockholder note receivable ..........    ($ 1,187,432)    ($ 1,187,432)
                                                ------------     ------------
Total Stockholders' Equity .................    ($   489,542)    $    506,704
                                                ------------     ------------
Total Stockholders' Equity & Liabilities ...    $ 14,212,163     $ 14,700,984
                                                ============     ============

The accompanying notes are an integral part of these financial statements.

                 United Petroleum Corporation and Subsidiaries
                     Consolidated Statement of Operations
           For The Three Month Periods Ended March 31, 1998 and 1997


                                              Mar. 31, 1998     Mar. 31, 1997
                                               ------------      ------------

Revenues .................................     $  1,658,962      $  3,698,647

Cost of Sales ............................     $  1,132,679      $  2,616,333
                                               ------------      ------------
Gross Profit .............................     $    526,283      $  1,082,314

Operating Expenses:
  Salaries and Wages .....................     $    241,086      $    300,787
  Payroll Taxes ..........................     $     48,113      $     72,065
  Other General and Administrative .......     $    449,713      $    589,633
  Interest Expense .......................     $    213,569      $  1,086,725
  Depreciation and Amortization ..........     $    190,330      $    392,281
                                               ------------      ------------
                                               $  1,142,811      $  2,441,491

Other Income ( Expense ) .................     $     81,376      $     13,885
                                               ------------      ------------
Net Income Before Income Taxes ...........     ($   535,152)     ($ 1,345,292)

Provision For Income Taxes ...............     $          0      $          0
                                               ------------      ------------
Net Income After Taxes ...................     ($   535,152)     ($ 1,345,292)
                                               ============      ============
Primary Earnings Per Share ...............     ($     0.018)     ($     0.095)
                                               ============      ============
Weighted Average Shares Outstanding ......       29,879,515        14,118,700
                                               ============      ============
Fully Diluted Earnings Per Share .........     ($     0.018)     ($     0.095)
                                               ============      ============
Fully Diluted Weighted Average Shares
  Outstanding ............................       29,879,515        14,118,700
                                               ============      ============


The accompanying notes are an integral part of these financial statements.

                 United Petroleum Corporation and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity


                               Series A   Series B      Common      Stock     Additional     Accumulated    Stockholder     Total
                              Preferred   Preferred     Shares     Dollars  Paid-In Capital    Deficit         Note
                                                                                                            Receivable
                              ---------   ---------     ------     -------  ---------------    -------      ----------    ---------
Balance, January 1, 1998         $ 99       $ 18      29,279,515   $292,795   $26,036,305   ($24,635,081)  ($ 1,187,432)  $ 506,704
  Shares issued for services                             600,000     $6,000        $9,000
  Dividends Declared-
    Class A                                                                                    ($439,930)
    Class B                                                                                     ($36,164)
  Net Loss                                                                                     ($535,152)
                             --------   --------      ----------   --------  -----------    ------------    -----------  ----------
Balance, March 31, 1998          $ 99       $ 18      29,879,515   $298,795  $26,045,305    ($25,646,327)  ($ 1,187,432) ($ 489,542)


                 United Petroleum Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
           For The Three Month Periods Ended March 31, 1998 and 1997


                                                 Mar. 31, 1998   Mar. 31, 1997
                                                   -----------    -----------
Operating Activities

  Net Income ...................................   ($  535,152)   ($1,345,292)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and Amortization .............   $   190,330    $   392,281
     Shares issued for services ................   $    15,000    $   207,356
  Changes in operating assets and liabilities:
    Decrease ( increase ) in-
      Accounts notes receivable ................   ($   12,502)   $    29,456
      Inventories ..............................   ($   32,248)   $   244,452
      Other Current Assets .....................   $   320,209    $    40,124
    Increase ( decrease ) in -
      Accounts Payable and Accrued Liabilities .   $   918,197    $   495,924
                                                   -----------    -----------
                                                   $   863,834    $    64,301
Investing Activities:

  Property and Equipment Additions .............   ($  324,374)   $ 1,932,365
  Acquisition of gas and oil properties ........   ($  171,025)   ($   54,696)
  Decrease ( increase ) in other assets ........   $    36,031    $   321,601
                                                   -----------    -----------
                                                   ($  459,368)   $ 2,199,270
Financing Activities:

  Principal payments on debt ...................   ($  260,772)   ($2,699,087)
  Proceeds from short term borrowings ..........   $         0    $         0
  Payments on short term borrowings ............   $         0    ($   26,000)
  Net proceeds from bank financing .............   $         0    $         0
  Net proceeds from issuance of debentures .....   $         0    $         0
  Redeem Preferred Shares ......................   ($  150,000)   $         0
  Proceeds from issuance of common stock .......   $         0    $   403,951
                                                   -----------    -----------
                                                   ($  410,772)   ($2,321,136)
                                                   -----------    -----------
Increase(Decrease) in Cash and Cash Equivalents    ($    6,306)   ($   57,565)

Cash and Cash Equivalents, Beginning of Period .   $   166,180    $    19,759
                                                   -----------    -----------
Cash and Cash Equivalents, End of Period .......   $   159,874    ($   37,806)
                                                   ===========    ===========


The accompanying notes are an integral part of these financial statements.

                 United Petroleum Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                     Periods Ended March 31, 1998 and 1997

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1997 financial statements in order for them to conform with classifications used in 1998. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 1997. The year end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Principles of Consolidation - The consolidated financial statements include the accounts of United Petroleum Corporation (the "Company") and its wholly owned subsidiaries, Calibur Systems, Inc., Jackson-United Petroleum Corporation and CTV Studios, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the dates of acquisition.

Business Activities - The Company's business activities are conducted through its subsidiaries and are contained within two primary industry segments. Calibur Systems, Inc. operates convenience stores, express lube centers, and car washes providing a variety of car wash and detail services, gasoline, automotive, food and beverage and related products throughout middle and eastern Tennessee and northern Georgia. Jackson-United Petroleum Corporation was formed for the purpose of developing gas and oil properties and marketing of gas and oil production. Currently all of the Company's gas and oil properties are located within the United States in central and eastern Kentucky, Pennsylvania and Missouri. CTV Studios, Inc. was formed to conduct activities in the broadcasting industry and had not commenced operations as of March 31, 1998.

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

                 United Petroleum Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - Continued
                     Periods Ended March 31, 1998 and 1997

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

Non-Cash Equity Transactions - Goods and services acquired through the issuance of the Company's common stock are valued at the fair market value of the stock on the date of

                 United Petroleum Corporation and Subsidiaries
            Notes to Consolidated Financial Statements - Continued
                     Periods Ended March 31, 1998 and 1997

acquisition. When restricted shares are issued, the value of the shares given in exchange is discounted approximately 50 % from the fair market value of freely traded common stock. It is the intent of management to reduce the discount related to the issuance of restricted shares if and when the market for the Company's common stock becomes less volatile and the average daily trading volume increases significantly.

     During the quarter the Company issued 600,000 shares for services. The shares bear a restrictive legend and were issued at 50% of the market value as of the date of issue. The shares were issued at $.025 per share which was half of the market price per share on the date issued.

Item 2. - Management's Discussion and Analysis of Operations

     The Company realized a net loss of ($535,152) for the three month period ended March 31, 1998, compared to a net loss of ($1,345,292) for the same period last year.

     A summary of comparative results between the first quarter of 1998 and the first quarter of 1997 is as follows:

Revenues were realized as follows:

                                               Quarter Ended      Quarter Ended
                                               March 31, 1997     March 31, 1997
                                                 ----------         ----------
Retail Subsidiary:

  Gasoline .............................         $  315,531         $1,359,799
  Car Wash .............................            931,691          1,487,432
  Oil & Lube ...........................            307,624            368,432
  Grocery ..............................             40,219            171,972
  Other Sales ..........................             22,910            239,226
Energy Subsidiary:
  Natural Gas ..........................             31,473             62,753
  Crude Oil ............................              9,514              9,032
                                                 ----------         ----------
Total Revenue For Quarter ..............         $1,658,962         $3,698,647
                                                 ==========         ==========


Retail Subsidiary (Calibur Systems, Inc.)

     The Company experienced a increased gross profit margin on gasoline sales from 4.1 % in the first quarter of 1997 to 8.7 % in the first quarter of 1998. Volume decreased from 1,164,004 gallons in the first quarter of 1997 to 317,528 gallons in the first quarter of 1998 for a decrease of 73.0%. The majority of the decrease, 846,476 gallons, is related to the sale or closing of eight (8) Company locations which sold gasoline in the previous year. For further information related to the sale or closing of these locations refer to the annual report of the Company on Form 10-KSB for the period ended December 31, 1997.

     Car wash revenue was $931,691 for the first quarter as compared to $1,487,432 for the same quarter last year which represents a decrease of $555,74 or approximately 37.3 %. The majority of this decrease can be attributed to the sale of six (6) Company locations which offered full service car washes in the previous year. For further information related to the sale of these locations refer to the annual report of the Company on Form 10-KSB for the period ended December 31, 1997.

     Oil and lube revenue was $307,624 for the quarter as compared to $368,432 for the same period last year which represents a decrease of 16.5%. As of the end of the first quarter of this year the Company had ten oil and lube centers in operation. During the past twelve months, the Company ceased operations at two oil & lube centers which represented $109,121 in sales during the first quarter last year and opened two additional oil & lube centers which had sales of $50,041. This accounted for a decrease of $58,980 in revenue and a decrease in same store revenues accounted for the remaining decrease in revenue of $1,828.

     Other sales was $22,910 for the first quarter as compared to $239,226 for the same quarter last year which represents an decrease of $216,316 or approximately 90%. The majority of this decrease is attributed to the sale or closing of Company locations which contained food courts.

     The Calibur Systems, Inc. subsidiary had a net loss of ($134,010) for the quarter as compared to a net loss of ($16,395) for the same quarter last year.

Energy Subsidiary (Jackson-United Petroleum Corporation)

     Natural gas revenue decreased to $31,473 for the first quarter as compared to $62,753 in the first quarter of last year. The majority of the decrease is attributed to a decline in the volume of gas produced in the Company's sixteen Pennsylvania wells.

     Oil revenue increased to $9,514 for the first quarter as compared to $9,032 in the first quarter of last year. The majority of the oil revenue was generated from several of the wells drilled in Pennsylvania during 1996.

     The Jackson-United Petroleum Corporation subsidiary had a net loss of ($8,294) for the quarter as compared to a net income of $32,223 for the same quarter last year. Cost of sales were $23,369 for the quarter as compared to $5,685 for the same quarter last year. Selling, general and administrative expenses for the subsidiary were $25,913 for the quarter as compared to $33,877 for the same quarter last year. Included in the selling, general and administrative expenses is $18,445 in depletion, depreciation and amortization.

Consolidated Operations

     Operating expenses were $1,142,811 for the first quarter of 1998 as compared to $2,441,491 for the same period last year. This decrease is attributed to several factors as follows: (1.) a decrease in interest paid on debentures, (2.) a decrease in amortized costs associated with the issuance of the debentures and (3.) a decrease in selling, general and administrative expense due to the reduced number of Company locations.

     A loss was expected related to the expense associated with the debentures issued in 1996. However, earnings for the first quarter did not meet the expectations of management. The primary factors associated with the decreased income were: (1.) lower than desired gasoline margins, (2.) lower than expected gasoline volume and (3.) lower than expected car wash revenue during the quarter.

Financial Condition -

     The working capital deficit increased to approximately ($10,699,489) as of March 31, 1998 as compared to approximately ($10,418,676) as of December
31, 1997. The majority of this increase can be attributed to accrued interest related to the debentures issued in 1996. The primary reasons for the large working capital deficit, in general, are contributed to two factors: (1.) several of the Company's mortgages in the Calibur subsidiary have been called by the banks holding mortgages in the amount of approximately $2,000,000 and (2.) debentures in the amount of approximately $6,475,000 that are now in technical default due to the fact that the Company ceased paying interest on the debentures effective December 31, 1997. These two items, which total approximately $8,475,000, are included in the current maturities of the Company. In addition, the Company ceased payment of dividends related to the Company's preferred stock effective December 31, 1997. The interest payable on debentures is included in the payables of the Company which increases the deficit in working capital.

     The net worth of the Company decreased to ($489,542) as of March 31, 1998 as compared to $506,704 as of December 31, 1997. The decrease is attributed to the operating loss of ($335,659) sustained by the Company in the first quarter and non-operating expenses of $199,493 which combined create a loss for the quarter of ($535,152). The net worth was further reduced by the amount of the accrued preferred stock dividends for the quarter of $476,094. During the quarter, interest on debentures in the amount of $373,920 was off-set due to the amortization of unearned discounts related to the face value of debentures forgiven by debenture holders pursuant to the restructure agreement completed by the Company effective April 30, 1997. The remaining balance of the unearned discount is $124,640. This amount is included in the Company's debt and will be amortized in the second quarter of 1998.

     During the quarter, the Company forfeited and wrote off a $50,000 deposit posted last year regarding the purchase of movie studio in Florida. This action was taken due to the Company's decision to discontinue efforts to acquire the studio.

     During the quarter, the Company sold the UCI Teleport, Inc. subsidiary. The sale, which occurred in January of 1998, was in the amount of $420,000. From this amount the Company retired the minority interest in the subsidiary via the redemption of the subsidiaries preferred stock in the amount of $150,000 plus accrued dividends equal to $3,500. The sale resulted in a gain during the quarter of $132,088. This gain is included in the "other income" section of the income statement for the quarter. The only asset of the subsidiary was the contractual right to purchase a teleport facility in Miami, Florida and the associated $150,000 deposit associated with the purchase contract. The sale was made to a non-affiliated communications company headquartered in Las Vegas, Nevada. The purchase was made subject to the Company redeeming the minority interest in the subsidiary.

     During 1998, the Company will continue to seek additional sources of capital for the following reasons:

         (1.) To increase overall balance sheet liquidity of the Company. Without the necessary liquidity to be able to act quickly the Company is deprived of the opportunity to make acquisitions that could prove beneficial. No assurance can be given that the Company will be able to obtain the desired capital.

         (2.) To expand the Company's drilling programs and to acquire producing oil and gas properties. Acquisitions of this nature would allow the Company to overcome the negative cashflow presently associated with the Company's operations. There can be no assurance that the Company will locate any attractive oil and gas acquisition candidates nor is there any assurance that the appropriate capital and/or debt financing will be available to the Company if such potential acquisitions should become available.

Expansion and Capital Improvements

     As of March 31, 1998 the Company is not committed to any expansion projects in the retail subsidiary or the oil and gas subsidiary.

Part II - Other Information

Item 1         Legal Proceedings

                       None

Item 2         Changes In Securities

                       None

Item 3         Defaults Upon Senior Securities

                       The Company has been deemed to be in technical default
               on several mortgages totaling approximately $2,000,000 by a lender to the Company's Calibur Systems, Inc. subsidiary. The lender has demanded full payment of the loans and has notified the Company that if payment is not made in full by May 18, 1998 the bank will refer the matter to the bank's counsel with instructions to begin foreclosure of the underlying properties. There can be no assurance that the Company will be able to prevent the properties being sold by the bank in satisfaction of the loans.

                        The Company is presently in default regarding both the
               Company's outstanding debentures and preferred stock. The Company ceased paying interest on the debentures and ceased paying dividends on the outstanding preferred stock effective December 31, 1997. Prior to this date the Company had been paying interest on the debentures via the issuance of common stock in the Company and had been paying the dividend on preferred stock via the issuance of common stock of the Company. Accrued interest on debentures due and payable for the quarters ended December 31, 1997 and March 31, 1998 totals $562,541. Accrued dividends on preferred stock for the quarters ended December 31, 1997 and March 31, 1998 totals $962,768.

Item 4         Submission of Matters to a Vote of Security Holder
                        None, not applicable

Item 5         Other Information

                        Subsequent to the end of the quarter, the Company sold
               four (4) wells and one (1) lease in eastern Kentucky for a total of $340,000. Three of the wells known as the Bogar #1, the Wilson #1 and the TL #1 which were located in Pike County, Kentucky were sold to Penn Virginia Oil & Gas Co. for $240,000. The fourth well known as the Stepp #1 and a lease known as the Robinson/Duncan lease both located in Martin County, Kentucky were sold to Interstate Natural Gas for $100,000.

                       As a result of the sale, the Company was able to
               satisfy all liens, payables and judgments associated with the oil and gas subsidiary. The net cash provided to the Company after the payments of all expenses, liens, judgments and payables associated with the wells was approximately $33,000.

                       In addition, subsequent to the end of the quarter, the
               Company obtained a loan in the amount of $750,000. The loan bears an interest rate of twelve percent (12%) and matures on September 30, 1998. The loan is secured by the Company's stock in each Company subsidiary and further secured by the assets of the oil and gas subsidiary. The loan allowed the Company to bring numerous taxes and other payables current. However, the amount of the loan was approximately $500,000 less than the amount required to bring all payables current as of the date of the closing. The Company is presently negotiating a real estate refinancing which would include the additional $500,000 required. No assurance can be given that such loan can be obtained by the Company.

Item 6         Exhibits and Reports on Form 8-K

               (a.) Exhibits - None
               (b.) Reports on Form 8-K - None

                                  Signatures

         Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        United Petroleum Corporation

Dated:  May 19, 1998                    By: /s/Michael F. Thomas
                                            --------------------------
                                            Michael F. Thomas
                                            President & CEO