Form 10QSB
period 1998-06-30
UNITED PETROLEUM CORP
filed 1998-08-14
CIK 82925

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 1998

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

Common Voting Stock:       30,565,352                Date:    August 3, 1998

Transitional Small Business Disclosure Format
(Check One):      Yes (  )  No (X)

         UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.           Financial Information

  Item 1.         Condensed Financial Statements ( Unaudited )

                  Condensed consolidated balance sheets - June 30, 1998 and December 31, 1997

                  Condensed consolidated statements of operations - Three months ended June 30, 1998 and 1997; six months ended June 30, 1998 and 1997

                  Condensed consolidated statement of stockholders' equity

                  Condensed consolidated statements of cash flows - Six months ended June 30, 1998 and 1997

                  Notes to condensed consolidated financial statements - June 30, 1998

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          Other Information

                  Signatures

PART I. - Financial Information                   Item 1. Financial Statements

                 United Petroleum Corporation and Subsidiaries
                          Consolidated Balance Sheets
                    At June 30, 1998 and December 31, 1997

                                              June 30, 1998     Dec. 31, 1997
                                              -------------     -------------

Current Assets
  Cash                                             $141,173          $166,180
  Accounts and Notes Receivable                    $125,549          $112,377
  Inventories                                      $300,032          $321,948
  Other Current Assets                              $39,722          $373,413
                                               ------------      ------------
                                                   $606,476          $973,918
Property and Equipment
  Gas and Oil properties                         $4,431,340        $4,798,795
  Premises and Equipment (Net)                   $8,255,469        $8,519,499
Intangibles and Other Assets                       $204,832          $408,772
                                               ------------      ------------
Total Assets                                    $13,498,117       $14,700,984
                                               ============      ============
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable                                 $367,373          $534,867
  Accrued Expenses                               $2,572,884        $1,368,097
  Line of Credit                                   $750,000          $247,829
  Current Maturities-Long Term Debt             $10,930,767        $9,241,801
                                               ------------      ------------
                                                $14,621,024       $11,392,594
Long Term Liabilities
  Long Term Debt-Less Current Maturities           $931,056        $2,601,686
  Deferred Income Taxes                                  $0                $0
                                               ------------      ------------
Total Liabilities                               $15,552,080       $13,994,280

Minority Interest                                   $50,000          $200,000
Stockholders' Equity
  Preferred Stock, $.01 Par Value
    Series A                                            $99               $99
    Series B                                            $18               $18
  Common Stock, $.01 Par Value                     $305,653          $292,795
  (50,000,000 shares authorized,
  30,565,352 and 29,279,515 issued)
  Additional Paid-In Capital (Common)           $26,050,947       $26,036,305
  Retained Earnings                            ($27,273,248)     ($24,635,081)
                                               ------------      ------------
                                                  ($916,531)       $1,694,136
Less: Stockholder note receivable               ($1,187,432)      ($1,187,432)
                                               ------------      ------------
Total Stockholders' Equity                      ($2,103,963)         $506,704
                                               ------------      ------------
Total Stockholders' Equity & Liabilities        $13,498,117       $14,700,984
                                               ============      ============


The accompanying notes are an integral part of these financial statements.

                 United Petroleum Corporation and Subsidiaries
                     Consolidated Statement of Operations
        For The Three Month Periods Ended June 30, 1998 and June 1997


                                           June 30, 1998       June 30, 1997
                                           -------------       -------------

Revenues                                      $1,635,985          $2,531,617

Cost of Sales                                 $1,109,637          $1,702,926
                                            ------------        ------------
Gross Profit                                    $526,348            $828,691

Operating Expenses:
  Salaries and Wages                            $220,158            $223,335
  Payroll Taxes                                  $50,672             $63,760
  Other General and Administrative              $661,061            $938,546
  Interest Expense                              $320,845            $387,811
  Depreciation and Amortization                 $392,728            $284,625
                                            ------------        ------------
                                              $1,645,464          $1,898,077

Other Income (Expense)                          ($26,421)            $28,646
                                            ------------        ------------
Net Income Before Income Taxes               ($1,145,537)        ($1,040,740)

Provision For Income Taxes                            $0                  $0
                                            ------------        ------------
Net Income After Taxes                       ($1,145,537)        ($1,040,740)
                                            ============        ============
Primary Earnings Per Share                       ($0.037)             ($0.06)
                                            ============        ============
Weighted Average Shares Outstanding           30,565,352          17,225,270
                                            ============        ============
Fully Diluted Earnings Per Share                 ($0.037)             ($0.06)
                                            ============        ============
Fully Diluted Weighted Average Shares         30,565,352          17,225,270
  Outstanding
                                            ============        ============


The accompanying notes are an integral part of these financial statements.

                 United Petroleum Corporation and Subsidiaries
                Condensed Consolidated Statements of Operations
            For The Six Month Periods ended June 30, 1998 and 1997


                                           June 30, 1998       June 30, 1997
                                           -------------       -------------

Revenues                                      $3,294,947          $6,230,264

Cost of Sales                                 $2,122,042          $4,319,259
                                            ------------        ------------
Gross profit                                  $1,172,905          $1,911,005

Operating Expenses:
  Salaries and Wages                            $461,243            $524,122
  Payroll Taxes                                  $98,785            $135,825
  Other General and Administrative            $1,233,805          $1,528,179
  Interest Expense                              $534,414          $1,474,536
  Depreciation and Amortization                 $583,058            $676,906
                                            ------------        ------------
                                              $2,911,305          $4,339,568

Other Income (Expense)                           $57,711             $42,531
                                            ------------        ------------
Net Income Before Taxes                      ($1,680,689)        ($2,386,032)

Provision For Income Taxes                            $0                  $0
                                            ------------        ------------
Net Income After Taxes                       ($1,680,689)        ($2,386,032)
                                            ============        ============
Primary Earnings Per Share                        ($0.05)             ($0.06)
                                            ============        ============
Weighted Average Shares Outstanding           30,565,352          17,225,270
                                            ============        ============
Fully Diluted earnings Per Share                  ($0.05)             ($0.06)
                                            ============        ============
Fully Diluted Weighted Average Shares         30,565,352          17,225,270
  Outstanding


The accompanying notes are an integral part of these statements.

                  United Petroleum Corporation and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                                 Series A     Series B        Common          Stock            Additional        Accumulated
                                Preferred    Preferred        Shares         Dollars         Paid-In Capital       Deficit
                                ---------    ---------      ----------      --------         ---------------    -------------
Balance, January 1, 1998              $99          $18      29,279,515      $292,795          $26,036,305       ($24,635,081)

  Shares issued for services                                   600,000        $6,000               $9,000
  Dividends Declared-
    Class A                                                                                                        ($439,930)
    Class B                                                                                                         ($36,164)
  Net Loss                                                                                                         ($535,152)
                                 --------    ---------      ----------      --------          -----------       -------------
Balance, March 31, 1998               $99          $18      29,879,515      $298,795          $26,045,305       ($25,646,327)

  Shares issued for services                                   685,837        $6,858               $5,642
  Dividends Declared-
    Class A                                                                                                        ($444,818)
    Class B                                                                                                         ($36,566)
  Net Loss                                                                                                       ($1,145,537)
                                 --------     --------      ----------      --------          -----------       -------------
                                      $99          $18      30,565,352      $305,653          $26,050,947       ($27,273,248)



                                     Stockholder
                                        Note
                                     Receivable               Total
                                    ------------           ----------
Balance, January 1, 1998            ($1,187,432)            $506,704

  Shares issued for services
  Dividends Declared-
    Class A
    Class B
  Net Loss
                                    ------------           ----------
Balance, March 31, 1998             ($1,187,432)           ($489,542)

  Shares issued for services
  Dividends Declared-
    Class A
    Class B
  Net Loss                          ($1,187,432)         ($2,103,963)
                                    ------------         ------------

                 United Petroleum Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
            For The Six Months Period Ended June 30, 1998 and 1997


                                                  June 30, 1998  June 30, 1997
                                                  -------------  -------------
Operating Activities
  Net Income                                       ($1,680,689)   ($2,386,032)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and Amortization                    $583,058       $676,906
     Shares issued for services                        $12,500       $650,369
  Changes in operating assets and liabilities:
    Decrease (increase) in-
      Accounts notes receivable                       ($13,172)      $158,593
      Inventories                                      $21,916       $254,735
      Other Current Assets                            $333,691         $1,259
    Increase (decrease) in -
      Accounts Payable and Accrued Liabilities         $79,815    ($1,346,924)
                                                   -----------    -----------
                                                     ($662,881)   ($1,991,094)
Investing Activities:

  Property & Equipment (Additions) Dispositions      ($164,208)    $2,364,613
  Gas & Oil Properties (Additions) Dispositions       $325,000       ($52,454)
  Decrease (increase) in other assets                 $203,940        $62,503
                                                   -----------    -----------
                                                      $364,732     $2,374,662
Financing Activities:
  Principal payments on debt                         ($229,029)   ($2,422,156)
  Proceeds from short term borrowings                 $750,000       $203,000
  Payments on short term borrowings                  ($247,829)      ($23,000)
  Net proceeds from bank financing                          $0       $435,008
  Net proceeds from issuance of debentures                  $0       $500,000
  Proceeds from issuance of common stock                    $0       $957,876
                                                   -----------    -----------
                                                      $273,142      ($349,272)
                                                   -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents      ($25,007)       $34,296

Cash and Cash Equivalents, Beginning of Period        $166,180        $19,759
                                                   -----------    -----------
Cash and Cash Equivalents, End of Period              $141,173        $54,055
                                                   ===========    ===========


The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Periods Ended June 30, 1998 and 1997

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X, and has been presented on the basis that the Company is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business (see Note 18 to the notes to the Company's consolidated financial statements included in the Registrant's annual report on Form 10-KSB for the year ended December 31, 1997). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1997 financial statements in order for them to conform with classifications used in 1998. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 1997. The year end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

Business Activities - The Company's business activities are conducted through its subsidiaries and are contained within two primary industry segments. Calibur Systems, Inc. operates convenience stores, express lube centers, and car washes providing a variety of car wash and detail services, gasoline, automotive, food and beverage and related products throughout eastern Tennessee and northern Georgia. Jackson-United Petroleum Corporation was formed for the purpose of developing gas and oil properties and marketing of gas and oil production. Currently all of the Company's gas and oil properties are located within the United States in central Kentucky, Pennsylvania and Missouri. CTV Studios, Inc. was formed to conduct activities in the broadcasting industry and had not commenced operations as of June 30, 1998.

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                      Periods Ended June 30, 1998 and 1997

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

                  United Petroleum Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                      Periods Ended June 30, 1998 and 1997

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

Non-Cash Equity Transactions - Goods and services acquired through the issuance of the Company's common stock are valued at the fair market value of the stock on the date of acquisition. When restricted shares are issued, the value of the shares given in exchange is discounted approximately 50 % from the fair market value of freely traded common stock. It is the intent of management to reduce the discount related to the issuance of restricted shares if and when the market for the Company's common stock becomes less volatile and the average daily trading volume increases significantly.

     During the quarter the Company issued 685,837 shares for services and other minor obligations. This included 500,000 shares which bear a restrictive legend and were issued at 50% of the market value as of the date of issue. These shares were issued at $.025 per share which was half of the market price per share on the date issued. The remaining 185,837 shares were issued to one of the Company's debenture holders in payment of interest in 1997 but were not shown in the Company's share balances through an oversight.

Item 2. - Management's Discussion and Analysis of Operations

     The Company realized a net loss of ($1,145,537) for the three month period ended June 30, 1998, compared to a net loss of ($1,040,740) for the same period last year.

     A summary of comparative results between the second quarter of 1998 and the second quarter of 1997 is as follows:

Revenues were realized as follows:

                                     Quarter Ended              Quarter Ended
                                     June 30, 1998              June 30, 1997
                                     -------------              -------------

Retail Subsidiary:

  Gasoline                           $     467,730              $     756,408
  Car Wash                                 731,353                  1,145,851
  Oil & Lube                               315,236                    397,412
  Grocery                                   46,342                     93,651
  Other Sales                               21,968                     85,450
Energy Subsidiary:

  Natural Gas                               45,505                     28,957
  Crude Oil                                  7,851                     23,888
                                     -------------              -------------
Total Revenue For Quarter            $   1,635,985              $   2,531,617
                                     =============              =============

Retail Subsidiary (Calibur Systems, Inc.)

     Sales decreased approximately 36.1% from $2,478,772 in the second quarter of 1997 to $1,582,629 in the second quarter of 1998. A comparison of these two quarters shows that, in the aggregate, (i.) gasoline sales decreased by 38.2%, (ii.) car wash sales decreased by 36.1%, (iii.) oil & lube sales decreased by 20.7%, (iv.) grocery sales decreased by 50.5% and (v.) other sales decreased by 74.3%. The majority of such decreases are attributed to the sale and/or closing of Company locations. For the same time period, same store sales increased approximately 2.1% from $1,346,483 to $1,375,015.

     The Company experienced a decreased gross profit margin on gasoline sales from 6.5 % in the second quarter of 1997 to 5.1 % in the second quarter of 1998. Volume decreased from 747,147 gallons in the second quarter of 1997 to 482,092 gallons in the second quarter of 1998 for a decrease of 35.5%. The majority of the decrease is related to the sale and/or closing of Company locations which sold gasoline in the previous year. For the same period of time, same store sales increased $45,160 from $396,567 to $441,727. For further information related to the sale or closing of Company locations refer to the annual report of the Company on Form 10-KSB for the period ended December 31, 1997.

     Car wash revenue was $731,353 for the second quarter as compared to $1,145,851 for the same quarter last year which represents a decrease of approximately 36.2 %. The majority of this decrease can be attributed to the sale of Company locations which offered full service car washes in the previous year. For the same period of time, same store car wash sales increased $24,030 from $611,679 to $635,709. For further information related to the sale of Company locations refer to the annual report of the Company on Form 10-KSB for the period ended December 31, 1997.

     Oil and lube revenue was $315,236 for the second quarter as compared to $397,412 for the same period last year which represents a decrease of approximately 20.6%. The majority of this decrease can be attributed to the sale and/or closing of Company locations which provided this service in the previous year. For the same period of time, same store oil and lube sales declined by $13,369.

     Grocery and other sales were $68,310 for the second quarter as compared to $179,101 for the same quarter last year which represents an decrease of approximately 61.8%. The majority of this decrease is attributed to the sale or closing of Company locations which contained or offered these items for sale.

     The Calibur Systems, Inc. subsidiary had a net loss of ($517,471) for the quarter as compared to a net loss of ($234,723) for the same quarter last year. During the quarter, the Company took a one time charge in the amount of ($56,608) related to the abandonment of improvements at a location under lease which was closed during the quarter and took a one time charge in the amount of ($218,000) related to the amortization of loan costs.

Energy Subsidiary (Jackson-United Petroleum Corporation)

     Natural gas revenue increased to $45,505 for the second quarter as compared to $28,957 in the second quarter of last year.

     Oil revenue decreased to $7,851 for the second quarter as compared to $23,888 in the second quarter of last year. The majority of the decline is attributed to the fact that oil prices have fallen significantly from the previous year.

     The Jackson-United Petroleum Corporation subsidiary had a net income of $22,964 for the quarter as compared to a net income of $18,632 for the same quarter last year. The subsidiary had an operating loss of ($64,239) for the quarter and a gain on the sale of certain assets during the quarter of $87,203. The gain on sale was the result of the sale of four (4) wells and one (1) lease in eastern Kentucky for a total of $340,000. Three of the wells known as the Bogar #1, the Wilson #1 and the TL #1 which were located in Pike County, Kentucky were sold to Penn

Virginia Oil & Gas for $240,000. The fourth well known as the Stepp #1 and a lease known as the Robinson/Duncan lease, both located in Martin County, Kentucky, were sold to Interstate Natural Gas for $100,000. As a result of the sale, the Company was able to satisfy all liens, payables and judgments associated with the oil and gas subsidiary. The net cash provided to the Company after the payment of all expenses, liens, judgments and payables associated with the wells was approximately $33,000.

Consolidated Operations

     Operating expenses were $1,645,464 for the second quarter of 1998 as compared to $1,898,077 for the same period last year. This decrease is primarily attributed to several factors as follows: (1.) a decrease in interest paid on debentures, (2.) a decrease in amortized costs associated with the issuance of the debentures and (3.) a decrease in selling, general and administrative expense due to the reduced number of Company locations. The decrease was partially off-set by a one-time charge in the amoun of ($218,000) related to the amortization of loan costs in the Calibur subsidiary.

     Losses for the second quarter were greater than expected by management. The primary factors associated with the increased losses were: (1.) lower than desired gasoline margins, (2.) lower than expected gasoline volume, (3.) lower than expected car wash revenue, (4.) higher than expected loan cost amortization, (5.) the settlement of a lawsuit which cost the Company $56,608, (6.) lower than expected oil & lube revenues and (7.) higher than expected costs of goods sold in the oil and lube division.

Financial Condition -

     The working capital deficit increased to approximately ($14,014,548) as of June 30, 1998 as compared to approximately ($10,418,676) as of December 31, 1997. The majority of this increase can be attributed to the following factors:
(1.) increases in accrued interest on debentures - the Company ceased payment of interest on all debentures effective December 31, 1997, (2.) increases in accrued dividends on preferred stock - the Company ceased payment of dividends on all preferred stock effective Decembe 31, 1997, (3.) the fact that the majority of the Company's real estate debt has a maturity of less than one year and (4.) all of the Company's outstanding debentures are now in default due to the fact that the Company ceased paying interest on the debentures effective December 31, 1997. The real estate debt as mentioned above and the debentures, which total approximately $10,930,000, are included in the current maturities of the Company.

     The net worth of the Company decreased to ($2,103,963) as of June 30, 1998 as compared to $506,704 as of December 31, 1997. The decrease is attributed to the operating loss of

($1,738,400) sustained by the Company and non-operating income of $57,711 which combined create a loss for the year of ($1,680,689). The net worth was further reduced by the amount of the accrued preferred stock dividends in the amount of $1,444,153. During the quarter, interest on debentures in the amount of $124,640 was off-set due to the amortization of unearned discounts related to the face value of debentures forgiven by debenture holders pursuant to the restructure agreement completed by the Company effective April 30, 1997.

     During the quarter, approximately $5,000,000 of the mortgage notes owed by the Company's subsidiary, Calibur Systems, Inc., were purchased by, Infinity Investors Limited ("Infinity"), one of the holders of the Company's convertible debentures and preferred stock. As reported earlier, certain of the Company's lenders had declared approximately $2,500,000 of the mortgage notes in default and had made a demand for payment in full. These mortgage notes and the bridge loan described below in the amount of $750,000 were refinanced in August of 1998.

     In addition, during the quarter Infinity provided to the Company a loan in the amount of $750,000. The loan bore an interest rate of twelve percent (12%) with an original maturity date of September 30, 1998. The loan was secured by the Company's stock in each subsidiary and further secured by the assets of the oil and gas subsidiary. The loan allowed the Company to bring numerous taxes and other payables current. However, the amount of the loan was insufficient to bring all payables current as of the date of the closing. Prior to the refinancing discussed below the Company had defaulted under the terms of this loan.

     Subsequent to the end of the quarter, Infinity refinanced the foregoing obligations and provided the Company approximately $1,300,000 in additional financing. The refinancing is divided into two notes, designated as the "A" and "B" notes and both notes are secured by the stock of the subsidiaries of the Company and substantially all of the assets of the Company and each subsidiary. The "A" note is in the amount of $4,200,000 at an interest rate of twelve percent (12%) per annum and will mature on January 1, 1999. The interest on this note is to be paid monthly. This note is guaranteed by the President of the Company. The "B" note is in the amount of $2,800,000 at an interest rate of twelve percent (12%) per annum and will mature on January 1, 1999. The interest on this note is to be paid at maturity.

     As a condition precedent to the refinancing, the Company agreed to work with Infinity towards an amicable recapitalization of the Company and its subsidiaries. Plans for the recapitalization are incomplete at this time.

     During 1998, the Company will continue to seek additional sources of capital to continue as a going concern. No assurance can be given that the Company will be able to obtain the desired capital.

Expansion, Capital Improvements and Divestitures

     As of June 30, 1998 the Company is not committed to any expansion projects in the retail subsidiary or the oil and gas subsidiary.

     During the quarter the Company ceased operations at three locations formerly operated in the Calibur Systems, Inc. subsidiary. The following is a summary of the locations in which operations ceased. All locations were closed due to a lack of profitability.

     (1.) In May, 1998, an oil and lube facility located on Merchants Road in Knoxville, Tennessee was closed. The location was operated by the Company under a long term lease. The location was unprofitable during the time it was operated by the Company and in 1998 had a net loss of ($14,198) before taxes and insurance. The Company was successful in finding a non-affiliated third party operator willing to take over the long term lease and acquire the Company's inventory at the location. A one time charge in the amount of approximately ($56,608) was taken during the quarter as a result of ceased operations.

     (2.) In June, 1998, a car wash and gasoline facility located on Canton Highway in Marietta, Georgia was closed. The location is now being leased from the Company by a non-affiliated third party under a one year lease agreement with the Company which grants the tenant the option to purchase the location from the Company for an amount equal to the debt on the location of approximately $932,000. The location has been unprofitable for the past couple of years and the 1998 year to date loss was ($27,704). The lease is triple net and the lease payments are equal to the existing debt service of the Company for the location. The tenant has already applied to the Company's lender, the Small Business Administration, to assume the debt and exercise their right to purchase the location from the Company. No assurance can be given that the tenant will be able to assume the existing debt or be able to find appropriate financing to acquire the location.

     (3.) In June, 1998, a car wash, gasoline and oil and lube facility located on Memorial Drive in Atlanta, Georgia was closed. The location is now being leased from the Company by a non-affiliated third party under a five year triple net lease with payments of $6,000 per month for the first six months and then $7,500 per month for the remaining term of the lease. Said lease also has a purchase option for the tenant which allows the tenant to purchase the location for $900,000 if acquired on or before January 1, 1999 and said price increases $50,000 per year on each January 1st during the lease term. The location has been unprofitable for the past couple of years and the year to date 1998 loss was ($33,961). Although the tenant is expected to purchase the location during the lease term, no assurance can be given that such sale will take place.

Part II - Other Information

Item 1            Legal Proceedings

                       On May 18, 1998 an involuntary bankruptcy petition,
                  styled in re: United Petroleum Corporation dba Jackson-United Petroleum and Calibur Systems, Inc., was filed in the United States Bankruptcy Court in the Eastern District of Tennessee against the Company by three preferred shareholders of the Company. This petition was never served on the Company, and the petitioners counsel of record has subsequently withdrawn and has not been replaced. The Company does not believe that the petitioners have the right under existing bankruptcy law to file such a petition against the Company as the petitioners are equity holders of the Company. On July 28, 1998, the Company filed a motion to dismiss the petition. To date, no response has been filed by the petitioners and the court has taken no action on the motion.

Item 2            Changes In Securities - None

Item 3            Defaults Upon Senior Securities

                       The Company is presently in default regarding both the
                  Company's outstanding debentures and preferred stock. The Company ceased paying interest on the debentures and ceased paying dividends on the outstanding preferred stock effective December 31, 1997. Prior to this date the Company had been paying interest on the debentures via the issuance of common stock in the Company and had been paying the dividend on preferred stock via the issuance of common stock of the Company. Accrued interest on debentures presently totals $812,310. Accrued dividends on preferred stock presently totals $1,444,153. Although the Company had been in default under its mortgage notes and bridge loan, the defaults were eliminated by the Infinity refinancing in August of 1998.

Item 4            Submission of Matters to a Vote of Security Holder - None

Item 5            Other Information - None

Item 6            Exhibits and Reports on Form 8-K

                  (a.) Exhibits - None
                  (b.) Reports on Form 8-K - None

                                   Signatures

     Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 United Petroleum Corporation

Dated:  August 14, 1998                          By: /s/ Michael F. Thomas
       -----------------                             -------------------------
                                                          Michael F. Thomas
                                                          President & CEO