Form 10QSB
period 1998-09-30
UNITED PETROLEUM CORP
filed 1998-11-23
CIK 82925

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
ACT OF 1934

         For the transition period ended:

Commission File Number:    0-25006

Name of Small Business Issuer in Charter: UNITED PETROLEUM CORPORATION

State or Other Jurisdiction of Incorporation or Organization:  DELAWARE

I.R.S. Employer I.D. Number:        13-3103494

Address of Principal Executive Offices:     Suite A   2620 Mineral Springs Road
                                            Knoxville, Tennessee 37917
Issuer's Telephone Number:                  (423) 688-6204

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes [X]  No [ ]                                 (2)  Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the numbers of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Common Voting Stock:       30,565,352                Date:    November 12, 1998

Transitional Small Business Disclosure Format
(Check One):      Yes [ ]  No [X]
                                                                 Page 1 of  18

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES


                                      INDEX


Part I.           Financial Information

  Item 1.         Condensed Financial Statements ( Unaudited )

                  Condensed consolidated balance sheets - Sept. 30, 1998 and December 31, 1997

                  Condensed consolidated statements of operations - Three months ended Sept. 30, 1998 and 1997; nine months ended Sept. 30, 1998 and 1997

                  Condensed consolidated statement of stockholders' equity

                  Condensed consolidated statements of cash flows - Nine months ended Sept. 30, 1998 and 1997

                  Notes to condensed consolidated financial statements - Sept. 30, 1998

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          Other Information

                  Signatures

PART I. - Financial Information                   Item 1.  Financial Statements

                  United Petroleum Corporation and Subsidiaries
                           Consolidated Balance Sheets
                   At September 30, 1998 and December 31, 1997

                                            Sept. 30, 1998    Dec. 31, 1997

Current Assets
  Cash                                         $     43,894      $    166,180
  Accounts and Notes Receivable                $    114,145      $    112,377
  Inventories                                  $    231,189      $    321,948
  Other Current Assets                         $     51,389      $    373,413
                                               ------------      ------------
                                               $    440,617      $    973,918
Property and Equipment
  Gas and Oil properties                       $  4,430,672      $  4,798,795
  Premises and Equipment ( Net )               $  8,279,789      $  8,519,499
Intangibles and Other Assets                   $  1,035,001      $    408,772
                                               ------------      ------------
Total Assets                                   $ 14,186,080      $ 14,700,980
                                               ============      ============

Liabilities and Stockholders'
       Equity
Current Liabilities
  Accounts Payable                             $    519,406      $    534,867
  Accrued Expenses                             $  3,207,347      $  1,368,097
  Bank Line Of Credit                          $          0      $    247,829
  Current Maturities                           $ 12,822,040      $  9,241,801
                                               ------------      ------------
                                               $ 16,548,790      $ 11,392,590
Long Term Liabilities
  Long Term Debt-Less Current
       Maturities                              $    922,284      $  2,601,686
  Deferred Income Taxes                        $          0      $          0
                                               ------------      ------------
Total Liabilities                              $ 17,471,080      $ 13,994,280

Minority Interest In Consolidated
        Subsidiary                             $     50,000      $    200,000

Stockholders' Equity
  Preferred Stock, $.01 Par Value
    Series A                                   $         99      $         99
    Series B                                   $         18      $         18
  Common Stock, $.01 Par Value                 $    305,653      $    292,795
 (50,000,000 shares authorized,
  30,565,352 and 29,279,515 issued)
  Additional Paid-In Capital                   $ 24,863,515      $ 26,036,310
  Accumulated Deficit                          $(28,504,280)     $(24,635,080)
                                               ------------      ------------
                                               $ (3,334,997)     $  1,694,136
Less: Stockholder note receivable                                $ (1,187,432)
                                               ------------      ------------
Total Stockholders' Equity                     $ (3,334,997)     $    506,704
                                               ------------      ------------
Total Stockholders' Equity &
       Liabilities                             $ 14,186,080      $ 14,700,980
                                               ============      ============

The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
                      Consolidated Statement of Operations
            For the Three Month Periods Ended Sept. 30, 1998 and 1997


                                            Sept. 30, 1998  Sept. 30, 1997

Revenues                                     $ 1,577,577      $ 1,914,109

Cost of Sales                                $ 1,115,293      $ 1,182,351
                                             -----------      -----------
Gross Profit                                 $   462,284      $   731,758

Operating Expenses:
  Salaries and Wages                         $   197,858      $   326,580
  Payroll Taxes                              $    54,006      $    58,340
  Other General and Administrative           $   395,494      $   576,411
  Interest Expense                           $   440,095      $   324,421
  Depreciation and Amortization              $   176,817      $   286,839
                                             -----------      -----------
                                             $ 1,264,270      $ 1,572,591

Other Income ( Expense )                     $    57,626      $    37,558
                                             -----------      -----------
Net Income Before Income Taxes               $  (744,360)     $  (803,275)

Provision For Income Taxes                   $         0      $         0
                                             -----------      -----------
Net Income After Taxes                       $  (744,360)     $  (803,275)

Primary Earnings Per Share                   $       0.2      $       0.3
                                             ===========      ===========
Weighted Average Shares Outstanding           30,565,350       23,131,260
                                             ===========      ===========
Fully Diluted Earnings Per Share             $       0.2      $       0.3
                                             ===========      ===========
Fully Diluted Weighted Average
  Shares Outstanding                          30,565,350       23,131,260
                                             ===========      ===========


The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
            For the Nine Month Periods Ended Sept. 30, 1998 and 1997


                                           Sept. 30, 1998    Sept. 30, 1997

Revenues                                      $ 4,847,336       $ 8,144,372

Cost of Sales                                 $ 3,248,493       $  5495,089
                                              -----------       -----------
Gross Profit                                  $ 1,598,843       $ 2,649,283

Operating Expenses:
  Salaries and Wages                          $   786,213       $   969,327
  Payroll Taxes                               $   152,792       $   194,167
  Other General and Administrative            $ 1,466,109       $ 1,977,450
  Interest Expense                            $   974,509       $ 1,797,864
  Depreciation and Amortization               $   759,877       $   963,745
                                              -----------       -----------
                                              $ 4,139,500       $ 5,902,553

Other Income (Expense)                        $   115,608       $    61,087
                                              -----------       -----------
Net Income Before Taxes                       $(2,425,049)      $(3,192,183)

Provision For Income Taxes                    $         0       $         0
                                              -----------       -----------
Net Income After Taxes                        $(2,425,049)      $(3,192,183)
                                              ===========       ===========
Primary Earnings Per Share                    $    (0.079)      $    (0.138)
                                              ===========       ===========
Weighted Average Shares Outstanding            30,565,350        23,131,260
                                              ===========       ===========
Fully Diluted earnings Per Share              $    (0.079)      $    (0.138)

Fully Diluted Weighted Average                 30,565,350        23,131,260
  Shares Outstanding


The accompanying notes are an integral part of these statements.

                  United Petroleum Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity

                               Series A    Series B      Common      Stock      Additional   Accumulated  Stockholder      Total
                               Preferred   Preferred     Shares     Dollars       Paid-In      Deficit        Note
                                                                                 Capital                   Receivable

Balance, January 1, 1998     $        99   $       18  29,279,515  $  292,795   $26,036,305 $(24,635,081) $(1,187,432)  $  506,704

  Shares issued for services                              600,000  $    6,000   $     9,000
  Dividends Declared-
    Class A                                                                                 $   (439,930)
    Class B                                                                                 $    (36,164)
  Net Loss                                                                                  $   (535,152)

                             -----------   ----------  ----------  ----------   ----------- ------------  -----------  -----------
Balance, March 31, 1998      $        99   $       18  29,879,515  $  298,795   $26,045,305 $(25,646,327) $(1,187,432) $  (489,542)

  Shares issued for services                              685,837  $    6,858   $     5,642
  Dividends Declared-
    Class A                                                                                 $   (444,818)
    Class B                                                                                 $    (36,566)
  Net Loss                                                                                  $ (1,145,537)
                             -----------   ----------  ----------  ----------   ----------- ------------  -----------  -----------
Balance, June 30, 1998       $        99   $       18  30,565,352  $  305,653   $26,050,947 $(27,273,248) $(1,187,432) $(2,103,963)

  Dividends Declared-
    Class A                                                                                 $   (449,706)
    Class B                                                                                 $    (36,968)
    Write-off, Stockholder
      Note                                                                      $(1,187,432)              $ 1,187,432
  Net Loss                                                                                  $   (744,360)
                             -----------   ----------  ----------  ----------   ----------- ------------  -----------  -----------
Balance, September 30, 1998  $        99   $       18  30,565,352  $  305,653   $24,863,515 $(28,504,282) $         0  $(3,334,997)

                  United Petroleum Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
            For the Nine Month Periods Ended Sept. 30, 1998 and 1997


                                                      Sept. 30, 1998     Sept. 30, 1997
                                                      ---------------------------------
Operating Activities
  Net Income                                             $(2,425,049)       $(3,192,183)
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation and Amortization                       $   759,877        $   963,745
     Shares issued for services                          $    12,500        $   986,514
  Changes in operating assets and liabilities
    Decrease ( increase ) in-
      Accounts notes receivable                          $    (1,768)       $   (19,497)
      Inventories                                        $    90,759        $   278,294
      Other Current Assets                               $   322,024        $  (199,897)
  Proceeds from unearned purchase discounts
    Increase ( decrease ) in -
      Accounts Payable and Accrued Liabilities           $ 1,823,789        $(1,361,772)
                                                         -----------        -----------
                                                         $   582,132        $(2,544,796)
Investing Activities:

  Property & Equipment(Additions)Dispositions            $   239,710        $ 5,197,884
  Gas & Oil Properties(Additions)Dispositions            $   368,123        $    (7,452)
  Decrease ( increase ) in other assets                  $  (626,229)       $    20,970
                                                         -----------        -----------
                                                         $   (18,396)       $ 5,211,402
Financing Activities:
  Principal payments on debt                             $(6,811,416)       $(5,582,009)
  Proceeds from short term borrowings                    $ 7,123,223        $   203,000
  Payments on short term borrowings                      $  (997,829)       $   (23,000)
  Net proceeds from bank financing                       $         0        $   435,008
  Net proceeds from issuance of debentures               $         0        $ 1,725,000
  Proceeds from issuance of common stock                 $         0        $   957,876
                                                         -----------        -----------
                                                         $  (686,022)       $(2,284,125)
                                                         -----------        -----------
Increase(Decrease) in Cash and Cash Equivalents          $  (122,286)       $   382,481

Cash and Cash Equivalents, Beginning of Period           $   166,180        $    19,759
                                                         -----------        -----------
Cash and Cash Equivalents, End of Period                 $    43,894        $   402,240
                                                         ===========        ===========


The accompanying notes are an integral part of these financial statements.

                  United Petroleum Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                    Periods Ended September 30, 1998 and 1997

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-X, and has been presented on the basis that the Company is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business (see
Note 18 of the notes to the Company's consolidated financial statements included in the Registrant's annual report on Form 10-KSB for the year ended December 31,
1997). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 1997 financial statements in order for them to conform with classifications used in 1998. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 1997. The year end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Principles of Consolidation - The consolidated financial statements include the accounts of United Petroleum Corporation (the "Company") and its wholly owned subsidiaries, Calibur Systems, Inc., Jackson-United Petroleum Corporation and CTV Studios, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Activities - The Company's business activities are conducted through its subsidiaries and are contained within two primary industry segments. Calibur Systems, Inc. operates convenience stores, express lube centers, and car washes providing a variety of car wash and detail services, gasoline, automotive, food and beverage and related products throughout middle and eastern Tennessee and northern Georgia. Jackson-United Petroleum Corporation is a corporation formed for the purpose of developing gas and oil properties and marketing of gas and oil production. Currently all of the Company's gas and oil properties are located within the United States in central Kentucky, Pennsylvania and Missouri. CTV Studios, Inc. was formed to conduct activities in the broadcasting industry and had not commenced operations as of September 30, 1998.

                  United Petroleum Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                    Periods Ended September 30, 1998 and 1997

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

                  United Petroleum Corporation and Subsidiaries
        Notes to Condensed Consolidated Financial Statements - Continued
                    Periods Ended September 30, 1998 and 1997

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

                               Equity Transactions

During the third quarter of 1998 the Company did not issue any common or preferred shares.

In the third quarter of 1998, management determined to write off the remaining balance of $1,187,432 related to a promissory note from one of the Company's former public relations firms. The note had an original principal balance of $1,359,376 and was delivered in connection with the exercise of options held by the firm. Management believes that it has exhausted all reasonable efforts to collect on the note and has sold the collateral securing the note for proceeds of $171,944. As a result, management determined to write off the remaining balance of the note in the third quarter as uncollectible. The balance has been written off through the equity account because the note was given in connection with the exercise of options and the services were never rendered by the firm. The amount of the write off was reserved in the financial statements under stockholders' equity during 1995, and therefore the write off did not cause a further reduction in the net worth of the Company.

Item 2. - Management's Discussion and Analysis of Operations

     The Company realized a net loss of ($744,360) for the three month period ended September 30, 1998, compared to a net loss of ($803,275) for the same period last year.

     A summary of comparative results between the third quarter of 1998 and the third quarter of 1997 is as follows:

Revenues were realized as follows:

                                       Quarter Ended         Quarter Ended
                                      Sept. 30, 1998        Sept. 30, 1997
Retail Subsidiary:
  Gasoline                           $       517,630       $       396,828
  Car Wash                                   696,398               996,049
  Oil & Lube                                 293,172               321,224
  Grocery                                     42,232                56,483
  Other Sales                                 15,550                36,309
Energy Subsidiary:
  Natural Gas                                  7,243                78,268
  Crude Oil                                    5,352                28,948
                                     ---------------       ---------------
Total Revenue For Quarter            $     1,577,577       $     1,914,109
                                     ===============       ===============

                    Retail Subsidiary (Calibur Systems, Inc.)

     The Company experienced an increased gross profit margin on gasoline sales from 3.8 % in the third quarter of 1997 to 4.8% in the third quarter of 1998. Volume increased from 357,089 gallons in the third quarter of 1997 to 584,854 gallons in the third quarter of 1998 for an increase of approximately 61.8 %. The increase in volume is attributed to the Company's decision to be more price competitive at its gasoline locations.

     Car wash revenue was $299,651 lower for the quarter as compared to the same quarter last year. Same store car wash revenue decreased from $802,121 in the third quarter of 1997 to $695,453 in the third quarter of 1998 which represents a decline of $106,668 or approximately 13.3%. The remaining decrease is attributed to the decrease in the number of full service car wash locations which went from 11 locations during the third quarter of 1997 to 8 locations at present. For further information related to the decrease in the number of the Company's full service car wash locations refer to the "Expansion, Capital Requirements and Divestitures" section of this report located in the Management's Discussion and Analysis of Operations section.

     Oil and lube revenue was $28,052 lower for the quarter as compared to the same quarter last year which represents a decrease of approximately 8.7 %. Revenues from new locations was $37,545 for the quarter. Same store revenue declined $11,499. The balance of the decrease is attributed to the decrease in the number of Company locations offering oil and lube services. As of the end of the third quarter of this year the Company had eight oil and lube centers in operation as compared to nine oil and lube centers open at the end of the third quarter in 1997. For further information related to the decrease in the number of Company locations offering oil and lube services refer to the "Expansion, Capital Requirements and Divestitures" section of this report located in the Management's Discussion and Analysis of Operations section.

     Grocery revenue was $42,232 for the quarter as compared to $56,483 for the same period last year. Other revenues were $15,550 for the quarter as compared to $36,309 for the same period last year. The decrease in both cases is mainly attributed to the decrease in the number of locations carrying such products. For further information related to the decrease in the number of the Company's locations selling grocery and other items refer to the "Expansion, Capital Requirements and Divestitures" section of this report located in the Management's Discussion and Analysis of Operations section.

     The Calibur Systems, Inc. subsidiary had a net loss of ($240,796) for the quarter as compared to a net loss of ($164,268) for the same period last year.

            Energy Subsidiary (Jackson-United Petroleum Corporation)

     Natural gas revenues decreased to $27,243 for the quarter as compared to $78,268 for the same period last year. The majority of these revenues were from the sixteen Pennsylvania wells drilled in 1996 under a joint venture agreement with Kastle Resources Enterprises, Inc. ("Kastle") of Edinboro, Pennsylvania. Natural gas production and revenues in both Pennsylvania and Kentucky were below anticipated levels. Natural gas revenues for the quarter were further reduced by $20,000 due to an adjustment in accounts receivable.

     Oil revenue for the quarter was $5,352 for the quarter as compared to $28,948 for the same period last year. These revenues were produced from several of the Pennsylvania wells drilled under a joint venture agreement with Kastle as mentioned above. No revenues were realized from the "pilot" phase of a water-flood project which is a joint venture with Western Engineering, Inc. ("Western") of Evansville, Indiana.

     The Jackson-United Petroleum Corporation subsidiary had a net loss of ($31,059) for the quarter as compared to a net income of $41,338 for the same period last year. Depreciation and depletion were $5,668 for the quarter as compared to $45,000 last year for the same period.

                             Consolidated Operations

     The decrease in revenues and cost of sales, as reported for the quarter and year to date, are attributed to the decrease in the number of Calibur locations operated by the Company. For further information related to the number of Company locations operated in the Calibur subsidiary refer to the "Expansion, Capital Improvements and Divestitures" section of this report located in the Management's Discussion and Analysis of Operations section.

     Operating expenses were $1,264,270 for the third quarter of 1998 as compared to $1,572,591 for the same period last year. The decrease is attributed to the reduction in the size of the Company.

     Management expected a loss for the quarter. However, the loss for the third quarter exceeded the expectations of management. The primary factors associated with the losses were: (1.) lower than expected car wash revenue, (2.) lower than expected lube center revenues and (3.) several non-recurring expenses which occurred during the quarter.

     Financial Condition - The working capital deficit of the Company as of September 30, 1998 is approximately ($16,108,175) as compared to a deficit of approximately ($10,418,676) as of December 31, 1997. The majority of this increase is attributed to the following factors: (1.) increases in accrued interest on debentures - the Company ceased payment of interest on all debentures effective December 31, 1997, (2.) increases in accrued dividends on preferred stock - the Company ceased payment of dividends on all preferred stock effective December 31, 1997, (3.) the fact that the majority of the Company's real estate debt has a maturity of less than one year and (4.) all of the Company's outstanding debentures are now in default due to the fact that the Company ceased paying interest on the debentures effective December 31, 1997.

     The net worth of the Company decreased from ($2,103,963) as of June 30, 1998 to ($3,334,997) as of September 30, 1998. The decrease is attributed to the operating loss of ($801,986) sustained by the Company and partially off-set by non-operating income of $57,626. The net worth was further reduced by the amount of the accrued preferred stock dividend of $486,674 for the quarter.

     In the third quarter of 1998, management determined to write off the remaining balance of $1,187,432 related to a promissory note from one of the Company's former public relations firms. The note had an original principal balance of $1,359,376 and was delivered in connection with the exercise of options held by the firm. Management believes that it has exhausted all reasonable efforts to collect on the note and has sold the collateral securing the note for proceeds of $171,944. As a result, management determined to write off the remaining balance of the note in the third quarter as uncollectible. The balance has been written off through the equity account because the note was given in connection with the exercise of options and the services were never rendered by the firm. The amount of the write off was reserved in the financial statements under stockholders' equity during 1995, and therefore the write off did not cause a further reduction in the net worth of the Company.

     During the quarter, the Company defaulted under the terms of an agreement with Infinity Investors, Ltd. ("Infinity") regarding certain loans made to the Company by Infinity. On August 5, 1998, approximately $5,000,000 in mortgage notes held by Infinity and a short term loan of $750,000 held by Infinity were refinanced and Infinity provided the Company approximately $1,300,000 in additional financing.

     The refinancing is divided into two notes, designated as the A-Note and the B-Note, and both notes are secured by the stock of the subsidiaries of the Company and substantially all of the assets of the Company and each subsidiary. The A-Note is in the amount of $4,200,000 at an interest rate of twelve percent (12%) per annum and will mature on January 1, 1999. The interest on this note is to be paid monthly. As of the date of this report no interest payments on this note have been made by the Company. This note is guaranteed by the President of the Company. The B-Note is in the amount of $2,800,000 at an interest rate of twelve percent (12%) per annum and will mature on January 1, 1999. The interest on this note is to be paid at maturity. There can be no assurance that the Company will be able to access the total amount of funds under the B-Note. The balance of the B-Note as of September 30, 1998 was $2,173,223. Subsequent to the end of the quarter, an additional advance was made in the amount of $277,397 to pay payroll taxes owed by the Company. Under the terms of the refinancing, the remaining funds of approximately $349,380 are to be available to the Company if the Company is not in default under the terms of the agreement. The Company is presently in default under the terms of the agreement and has been unable to draw the remaining funds as of the date of this report. The primary reasons for the default are as follows: (1.) failure to provide monthly financial information on a timely basis and (2.) the failure to pay the accrued interest on the A-Note.

     As a condition precedent to the refinancing, the Company agreed to work with Infinity towards an amicable recapitalization of the Company and its subsidiaries. Plans for the recapitalization are incomplete at this time.

     During 1998 and 1999, the Company will continue to seek additional sources of capital to continue as a going concern. No assurance can be given that the Company will be able to obtain the desired capital.


                Expansion, Capital Improvements and Divestitures

     As of September 30, 1998, the Company is not committed to any expansion projects in the retail subsidiary or the oil and gas subsidiary.

     During the quarter the Company did not cease operations at any Calibur Systems, Inc. locations. However, during the past year several divestitures did occur which have had a significant effect on the quarter to quarter comparison of financial information contained in this report. The divestitures are summarized as follows:

     (1.) In September, 1997, a car wash and gasoline facility at 795 South Jefferson Avenue in Cookeville, Tennessee was sold to, Dwight Thomas, the Company's Secretary and a member of the Company's Board of Directors. The location was sold for $516,000 and there was an M.A.I. appraised value of $536,000 on this location. The price was deemed acceptable due to the fact that the location was in need of capital improvements, including environmental updates of underground petroleum storage tanks necessary to meet 1998 standards, in excess of approximately $80,000 as of the date of the sale.

     (2.) In May, 1998, an oil and lube facility located on Merchants Road in Knoxville, Tennessee was closed. The location was operated by the Company under a short term lease. The location was unprofitable during the time it was operated by the Company and in 1998 had a loss of ($14,198) before taxes and insurance. The Company was successful in finding a non-affiliated third party operator willing to take over the long term lease and acquire the Company's inventory at the location. A one time charge in the amount of approximately ($56,608) was taken in the second quarter of 1998 as a result of ceased operations.

     (3.) In June, 1998, a car wash and gasoline facility located on Canton Highway in Marietta, Georgia was closed. The location is now being leased from the Company by a non-affiliated third party under a one year lease agreement with the Company which grants the tenant the option to purchase the location from the Company for an amount equal to the debt on the location of approximately $922,000. The location has been unprofitable for the past couple of years and the 1998 year to date loss was ($27,704) as of the date of closing. The lease is triple net and the lease payments are equal to the existing debt service of the Company for the location. The tenant has already applied to the Company's lender, the Small Business Administration, to assume the debt and exercise their right to purchase the location from the Company. No assurance can be given that the tenant will be able to assume the existing debt or be able to find appropriate financing to acquire the location.

     (4.) In June, 1998, a car wash, gasoline and oil and lube facility located on Memorial Drive in Atlanta, Georgia was closed. The location is now being leased from the Company by a non-affiliated third party under a five year triple net lease with payments of $6,000 per month for the first six months and then $7,500 per month for the remaining term of the lease. Said lease also has a purchase option for the tenant which allows the tenant to purchase the location for $900,000 if acquired on or before January 1, 1999 and said purchase price increases $50,000 per year on each January 1st during the term of the lease. The location has been unprofitable for the past couple of years and the year to date loss as of the date closed was ($33,961). Although the tenant is expected to purchase the location during the term of the lease, no assurance can be given that such sale will take place.

Part II - Other Information

Item 1     Legal Proceedings

                On May 18, 1998, an involuntary bankruptcy petition, styled In re United Petroleum Corporation and Calibur Systems, Inc. was filed in the United States Bankruptcy Court in the Eastern District of Tennessee by three preferred stockholders of the Company. On July 28, 1998, the Company filed a motion to dismiss the petition. On September 10, 1998, the plaintiff requested that the court dismiss the petition. On September 10, 1998, the court entered an order dismissing the case.

                Subsequent to the end of the quarter, on October 6, 1998, the Company was sued by Strategic Holdings Corporation of Miami, Florida. The suit, styled Strategic Holdings Corporation v. United Petroleum Corporation, was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The action is a request for damages of approximately $550,000 related to allegations that the Company breached an agreement. The Company believes it has significant valid defenses to this suit. On November 23, 1998, the Company filed a Motion For Enlargement of Time To Respond to The Complaint.

Item 2     Changes In Securities
                None, not applicable

Item 3     Defaults Upon Senior Securities

                The Company is presently in default regarding both the Company's outstanding debentures and preferred stock. The Company ceased paying interest on the debentures and ceased paying dividends on the outstanding preferred stock effective December 31, 1997. Prior to this date the Company had been paying interest on the debentures via the issuance of common stock in the Company and had been paying the dividend on preferred stock via the issuance of common stock of the Company. Accrued interest on debentures presently totals $942,106. Accrued dividends on preferred stock presently totals $1,930,827.

                In addition, the Company is presently in default under its mortgage notes to Infinity. The primary reasons for the default are as follows: (1.) failure to provide monthly financial information on a timely basis and (2.) the failure to pay interest on the Infinity A-Note as referenced earlier in this report.

Item 4     Submission of Matters to a Vote of Security Holder
                None, not applicable

Item 5     Other Information


Item 6     Exhibits and Reports on Form 8-K

           (a.) Exhibit

                        27.1 Financial Data Schedule.

           (b.) Reports on Form 8-K - None

                                   Signatures


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    United Petroleum Corporation


Date: November 23, 1998             By:   /s/ Michael F. Thomas
      ------------------                ----------------------------
                                          Michael F. Thomas
                                          President & CEO



Date: November 23, 1998             By:   /s/ L. Douglas Keane, Jr.
      ------------------                ----------------------------
                                          L. Douglas Keane, Jr.
                                          Executive Vice President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
27.1                     Financial Data Schedule