Form 10KSB
period 1998-12-31
UNITED PETROLEUM CORP
filed 1999-06-02
CIK 82925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                           COMMISSION FILE NO. 0-25006

                          UNITED PETROLEUM CORPORATION

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               DELAWARE                                        13-3103494
   (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

    2620 MINERAL SPRINGS ROAD, SUITE A, KNOXVILLE, TN              37917
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: 423-688-6204

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for the most recent fiscal year: $6,179,556

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes [ ] No [X] [Not applicable].

         State the aggregate market value of the voting stock held by nonaffiliates (based on the most recent reported trade in the "pink sheets" on May 14, 1999 of $.01): $251,316

         State the number of shares outstanding of the registrant's $.01 par value common stock as of the close of business on the latest practicable date (May 18, 1999): 30,565,352

         Documents incorporated By Reference: None

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

PART I.

ITEM I.  BUSINESS

THE COMPANY

     United Petroleum Corporation ("UPC" or the "Company") is a holding company that has two operating subsidiaries: Calibur Systems, Inc. ("Calibur") and Jackson-United Petroleum Corporation ("Jackson"). Calibur's primary business activities consist of the operation of retail car wash and automotive related service facilities, and Jackson's primary business activities consist of the acquisition and development of oil and gas properties. As of the date of this Annual Report, Calibur operates eight car wash facilities in Tennessee and Georgia and leases two facilities to an independent operator in Georgia. Of these facilities, three have on-site convenience stores that offer a variety of automotive products and snack foods, beverages and sundries to customers. Four of the facilities sell gasoline, diesel fuel and/or other petroleum products and five provide express lubrication services. In addition, Calibur has three free standing express lubrication locations. Jackson owns a seventy-five percent (75%) working interest in sixteen oil and gas wells located in Pennsylvania, which is the subject of a sales contract. In November 1998, the Company entered into an agreement with Kastle Resources Enterprises, Inc. ("Kastle") pursuant to which the Company has agreed to sell its working interest in the sixteen wells to Kastle. Kastle made an initial payment to the Company of $40,000 and has agreed to make monthly payments to the Company of $30,000 which includes the revenue produced by the 16 Pennsylvania wells until November 1999, at which time Kastle has agreed to pay the Company $650,000 and the Company will sell the working interests to Kastle. Jackson also has a mineral lease covering approximately 26,000 acres of real property located in central Kentucky.

RECENT DEVELOPMENTS -- BANKRUPTCY FILING

     On January 14, 1999 (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On February 16, 1999, the Company filed a proposed plan of reorganization (the "Plan") and related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. A hearing to consider the adequacy of the Disclosure Statement was originally scheduled for April 1, 1999. Two objections were filed to approval of the Disclosure Statement. The hearing has been adjourned pending the completion of discussions with the Company's primary secured and unsecured creditors, regarding potential changes to the structure of the Plan and modifications to the Disclosure Statement. The changes to the structure of the Plan could be substantial and may involve an acquisition by the Company, although there can be no assurances in this regard.

     Since the Petition Date, the Company has continued to operate its business and manage its property as a debtor in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. During the period immediately following the Petition Date, the Company sought and obtained authority from the Bankruptcy Court with respect to a number of matters deemed by the Company to be essential to its smooth efficient transition into chapter 11 administration and to stabilize its operations.

     In addition to seeking an order relating to the use of cash collateral, shortly after the commencement of the Chapter 11 Case, the Company sought certain additional orders, including the following: (a) orders authorizing the retention of professionals (including accountants and attorneys) in connection with the Chapter 11 case, (b) an order authorizing the Company to maintain its prepetition bank account and to continue use of existing business forms and existing books and records, (c) an order authorizing the payment of certain pre-petition payroll taxes, and (d) an order extending the Company's time to file its schedules of assets and statement of financial affairs.

     In addition, the Company commenced a declaratory judgment action against the plaintiffs in the Pisacreta/Tucci action (see Item 3 -- Legal Proceedings) requesting a preliminary and permanent injunction preventing the plaintiffs from continuing to prosecute the action. By Order dated April 22, 1999, the Tennessee Federal Court dismissed the TAJ action (see Item 3--Legal Proceedings) with respect to TAJ and Mr. Wilbur Jurdine pursuant to Federal Rule of Civil Procedure 4(m) for failure to serve these parties in a timely fashion. Additionally, the Tennessee Federal Court has directed the Company to show cause why the TAJ action should not be dismissed with respect to National for failure of prosecution. The Company has moved for reconsideration of the Tennessee Federal Court's Order dismissing in part the TAJ action, and has likewise responded with respect to maintenance of the TAJ action against National as well.

     The Company can provide no assurances that the Bankruptcy Court will approve its proposed plan of reorganization.

     Background of the Bankruptcy Filing -- In 1996, the Company undertook a business strategy of growing through acquisitions. In order to fund anticipated acquisitions, the Company, in a series of private placement offerings, issued convertible debentures in the approximate principal amount of $27,500,000 (the "Debentures"). The anticipated acquisitions, however, did not take place as a result of the Company's inability to identify suitable acquisition candidates on acceptable terms, and the Company then used a portion of the proceeds of the offerings to fund a drilling program. Subsequently, the Company suffered significant cash losses when amounts advanced to underwriters and consultants (in order to fund the repurchase of shares of the Company's common stock and to prevent the disorderly liquidation of a large block of stock held by such groups) were not utilized as expected or repaid to the Company. See "Item 3 -- Legal Proceedings -- TAJ/National."

     Notwithstanding management's efforts, the Company's revenues were insufficient to satisfy the Company's obligations. In April 1997, the Company restructured the Debentures, exchanging a substantial portion of such Debentures for shares of preferred stock (the "Preferred Stock"), and borrowed additional funds for working capital needs. Despite these efforts, the Company was still unable to generate sufficient revenues to satisfy its obligations. The Company's results of operations, combined with the potential conversion of the Debentures and Preferred Stock depressed the price of the Company's Common Stock and adversely affected the Company's ability to raise additional needed capital. In the second quarter of 1998, two holders of Calibur's mortgage notes in the outstanding principal amount of approximately $2,500,000 declared the notes in default and demanded payment in full. These notes, as well as Calibur's remaining mortgage notes, were refinanced in June and August of 1998 through a line of credit provided by Infinity Investors, Ltd. ("Infinity") which matured on January 1, 1999. The Company's management and Board of Directors have determined that the continuing viability of the Company requires the conversion of a substantial portion of its indebtedness and Preferred Stock to common equity by means that can only be implemented in Chapter 11.

     The Company has proposed the Plan to achieve changes in its financial structure that the Company believes are necessary to alleviate the problems caused by the Company's excessive debt levels and fixed charges (including its obligations to make payments in respect of interest and dividends), to enable the Company to continue to implement its revised business strategy and to help assure the Company's long-term viability. The Plan is designed to (a) substantially reduce the Company's debt service and dividend obligations, (b) eliminate miscellaneous existing and potential litigation, and (c) create a capital structure that allows the Company to continue in operation as a going concern. As noted above, the structure of the Plan may be modified substantially. Management hopes that ultimately, it will be able to confirm and implement a chapter 11 plan. Management believes that implementation of the Plan will allow it to concentrate on improving the Company's business operations rather than on managing its obligations to debt and Preferred Stock holders and defending litigation.

HISTORY OF THE COMPANY

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

     The Company was inactive from 1986 until receiving a proposal in the later part of 1992 from Calibur Systems, Inc., a newly formed Tennessee corporation ("Calibur Systems"), and its sole stockholder, Michael F. Thomas, pursuant to which the Company eventually acquired Calibur Systems in a transaction viewed as a "reverse merger". In contemplation of this transaction, the Company organized a wholly owned subsidiary in December 1992, Calibur-United Petroleum Corporation, a Tennessee corporation ("Calibur-United Petroleum). On April 22, 1993, an Agreement and Plan of Merger ("Merger Agreement") between the Company, Calibur-United Petroleum, Calibur Systems and the sole stockholder of Calibur Systems, Mr. Thomas, was completed; this Merger Agreement was deemed effective for accounting purposes as of December 31, 1992. Pursuant to the Merger Agreement, the Company issued 9,795,200 restricted shares of its common stock to Mr. Thomas, and Calibur-United Petroleum merged with and into Calibur Systems, with Calibur Systems being the surviving corporation; Calibur Systems became a wholly-owned subsidiary of the Company, and the Company succeeded to its business operations.

     In February 1994, trading of the Company's shares of Common Stock resumed in the over-the-counter market. The Company had two operating subsidiaries:
Calibur Systems, Inc. and Jackson-United Petroleum Corporation.

     In June 1995 the Company effected a one for three (1:3) reverse stock split of the Company's outstanding Common Stock. On June 23, 1995 the Company's Common Stock began trading on the Nasdaq SmallCap market.

     During the period from May 1996 to October 1996 the Company completed the private placement of thirteen convertible Debentures pursuant to an exemption from registration afforded by Regulation S ("Regulation S") as promulgated by the Securities and Exchange Commission ("SEC"), under the Securities Act of 1933, as amended. The Debentures had a maturity of approximately two years with interest rates of six percent and seven percent. The aggregate face value of the Debentures issued was $27,500,000 with net proceeds to the Company of approximately $20,631,500 before expenses of approximately $2,890,000.

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

     In June 1996 the Company engaged TAJ Global Equities, Inc. ("TAJ") to act as the Company's underwriter, stockbroker, agent, depository and fiduciary for specific transactions. TAJ and its affiliated parties acted wrongfully with the Company's funds and have caused the Company to incur substantial losses. The Company has sued TAJ and its affiliates alleging a conspiracy to engage in a course of misconduct intended to defraud the Company. For additional information regarding this topic see "Item 3 -- Legal Proceedings" contained in this report.

     In March 1997, the Company filed a charter amendment with the State of Delaware increasing the Company's authorized capital to 60,000,000 shares, of which 10,000,000 shares are Preferred Stock, par value $.01 per share, issuable in one or more classes or series, and 50,000,000 shares are Common Stock, par value $.01 per share. All or any part of the Common Stock and the Preferred Stock may be issued by the Company from time to time and for such consideration as the Board of Directors may determine. All such shares, if and when issued, and upon receipt of such consideration by the Company, shall be fully paid and non-assessable.

     Effective April 30, 1997, the Company entered into an agreement with holders of $16,822,400 of Debentures. The agreement provided among other things, for the exchange of $9,912,000 worth of Debentures into 9,912 shares of "Series A" Preferred Stock, after a reduction of ten percent in the face amount of the Debentures. The "Series A" Preferred Stock will pay a cumulative dividend of eighteen percent for a period of one year. Thereafter, at the option of the preferred shareholder, the dividend shall either be reduced to seven percent for the second year or, a Preferred shareholder, at his option, may surrender to the Company ten percent of the Preferred Stock and continue to receive a dividend of eighteen percent. In April 1998, the holders of the preferred stock elected to reduce the dividend rate to seven percent. At the option of the Company, dividends may be paid in cash or in the Company's Common Stock. The Company is in default under its obligations under the preferred stock.

     Preferred shareholders have voting rights equal to those which they would have if they converted their Preferred shares to Common Stock at the then current conversion price; provided, however, that no Preferred shareholder or group of affiliated Preferred shareholders may, at any one time, vote more than 4.99% of the total of the stock entitled to vote.

     Commencing July 1, 1997, one-thirteenth of the Preferred Stock may be converted each month on a cumulative basis. The conversion price shall be the lesser of (x) $3.00 (as adjusted by the following clauses) and (y) the greater of (i) the Fixed Conversion Price and (ii) the Market Price of the Common Stock shall be the average for the five (5) consecutive trading days immediately preceding the Conversion date; provided, if the Monthly Price for the preceding month is greater than $3.00 (the "Ceiling Price"), then the Ceiling Price for such month shall be the greater of (x) $3.00 and (y) 66-2/3rds% of the Monthly Price for such preceding month. The "Fixed Conversion Price" shall be equal to the following: $2.50 per share through September 30, 1997; $2.00 per share from October 1, 1997 through December 31, 1997; $1.50 per share from January 1, 1998 through March 31, 1998; $1.00 per share after April 1, 1998; in each case adjusted as follows: if the Market Price for the trading days in the applicable calendar month (the "Monthly Price") of the Common Stock for any calendar month commencing October 1997 is greater than the Fixed Conversion Price, then the Fixed Conversion Price shall be the greater of the Fixed Conversion Price and 66-2/3rds% of the Monthly Price for the for the preceding calendar month.

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

     The agreement provides that the Preferred shareholders shall vote their shares for the continuation of current management and shall not participate in any proxy contests as long as the Company is not in default with respect to any of the provisions of the agreement, the Preferred shares or the Debentures. Because of the existing defaults under the agreement, Preferred Shares and Debentures, these provisions are not currently binding on the holders.

     The agreement provides that the holders of approximately $3,943,466 of the Debentures shall receive in their place Amended Convertible Debentures in the amount of approximately $3,549,120 in face value after a reduction of the face value of the old Debentures equal to ten percent (10%). The maturity date of the amended debentures is September 1, 1999.

     The interest rate on the Amended Debentures is eighteen percent (18%) for one year and seven percent (7%) thereafter; provided, however, that the Amended Debenture holders shall have the option at the end of one year to surrender to the Company, for no consideration, ten percent (10%) of their Amended Debentures and to receive interest of eighteen percent (18%) on the remaining Amended Debentures. In April 1998, the holders of the Debentures elected to reduce the interest rate to seven percent (7%). At the option of the Company, interest may be paid in cash or in Common Stock. The Company is in default under its obligations under the Debentures.

     One of the Debenture holders subscribed for $666,666 worth of New Debentures to be issued pursuant to Regulation S. The purchase price for these New Debentures was $500,000. These funds were used by the Company for working capital purposes. This New Debenture is convertible under the same terms and conditions as the Amended Debentures.

     As part of the agreement, Debentures with a face value of approximately $623,500, together with shares issued in payment of interest accrued through April 30, 1997 were converted into Common Stock at a price of $.50 per share.

     The above referenced transactions, effective April 30, 1997, reduced the liabilities of the Company and increased the equity of the Company for the following reasons: (1) the conversion of Debentures into Common Stock, (2) the conversion of Debentures into Preferred Stock and (3) the forgiveness of Debenture balances with a face value equal to approximately $1,495,680. In the case of the debenture restructure agreement, the debenture holders received an increased yield in return for the forgiveness. The Company has recorded the amount forgiven as "unearned discount" and amortized the amount over the life of the Debentures, which expired during 1998.

     An action, as more fully described in the Company's annual report on Form 10-KSB for the period ended December 31, 1997, entitled Mantel International Investments, Limited ("Mantel"), Plaintiff, vs. United Petroleum Corporation and Interwest Transfer Co., Inc., Defendants, was settled on July 1, 1997. The settlement agreement contains, among other items, the following provisions: (1) that 466,667 shares of the Company's Common Stock which were held in escrow pending the outcome of the action be released to Mantel, (2) the Company authorized the issuance of 2,000 shares of newly created "Series B" Convertible Preferred Stock, (3) the Company acknowledge that Mantel retains $1,833,333 in principal amount of the Company's Convertible Debenture due May 1, 1998 with an original face amount of $2,666,666 and (4) that the Company allow Mantel to exchange the $1,833,333 remaining balance of the debenture for 1,833 "Series B" Preferred Shares and a Warrant to purchase 300,000 shares of the Company's Common Stock at a price of $1.00 per share. The Preferred shares will bear a dividend rate of eight percent (8%) per annum with dividends payable quarterly. At the option of the Company the dividends may be paid in cash or in Common Stock of the Company. The conversion of the Preferred Shares is limited such that no more than 1/15th of the "Series B" Preferred Shares may be converted per month commencing July 1, 1997. Further, the Company has the right to automatically convert any remaining "Series B" Preferred Shares into Common Stock of the Company on October 10, 2000. The mandatory conversion price shall be equal to the average market price for the five (5) consecutive trading days immediately preceding the conversion date. Regarding conversion prior to the mandatory conversion, the conversion price shall be equal to the lesser of (x) $3.00 (as adjusted pursuant to the following clauses) and (y) the greater of (i) the fixed conversion price and
(ii) the average market price for the five (5) consecutive trading days immediately preceding the conversion date; provided, if the average monthly price for the preceding month is greater than $3.00, then the price for such month shall be the greater of (x) $3.00 and (y) 66-2/3% of the average monthly price for each preceding month. The "fixed conversion price" shall be equal to the following: (1) $2.50 per share through September 30, 1997, (2) $2.00 per share from October 1, 1997 through December 31, 1997, (3) $1.50 per share from January 1, 1998 through March 31, 1998 and (4) $1.00 per share after April 1, 1998. In each case adjusted as follows: if the average monthly market price for the trading days in the applicable calendar month of the Common Stock for any calendar month commencing October 1997 is greater than the fixed conversion price, then the fixed conversion price shall be the greater of the fixed conversion price and 66-2/3% of the average monthly price for the preceding calendar month.

     On August 29, 1997 the Company entered into an agreement with one of the holders of the Company's Preferred Stock and Amended Convertible Debentures to amend the terms of the Preferred Shares set forth in the Certificate of Designation by reducing the Fixed Conversion Price after April 1, 1998 from $1.00 to $.50 per share. The Company further agreed to amend the terms of the Amended Convertible Debentures by reducing the Fixed Conversion Price after October 1, 1997 from $2.00 to $.50 per share. In addition, the agreement further provided that the Company issue a promissory note in the form of a convertible debenture in the amount of $1,575,000 for a cash purchase price of $1,250,000. The difference in the amount of the note and the purchase price being a discount in the amount of $325,000. Said note was funded in two advances. The first advance was in the amount of $625,000 face value of the note for proceeds of $500,000. The second advance was in the amount of $950,000 face value of the note with proceeds of $750,000. The note had a maturity date of February 28, 1998 with interest payable monthly at the rate of 18%. Interest on the two advances was prepaid through October 31, 1997 at closing. Closing costs equal to $25,000 were also deducted from the first advance. The note is unsecured. In conjunction with the issuance of the note the Company issued 400,000 Warrants to purchase Common Stock with an initial purchase price of $.3688 per share. The agreement contains provisions such that the number of Warrants could increase and/or the exercise price of the Warrants could be adjusted subject to specific anti-dilutive provisions agreed to by the Company. The agreement also contains a covenant by the Company to file a registration statement regarding the resale of the Warrants if and when exercised, the resale of their Common Stock issued as payment of interest regarding the obligation and the resale of the Common Stock issued by the Company in the event the holder converts all or a portion of the obligation into Common Stock. The holder is entitled, at its option, at any time commencing from and after March 31, 1998 to convert up to 100% of the unpaid principal amount of the Debenture into Common Stock of the Company at a conversion price equal to the lesser of (i) $1.00 per share and (ii) the average market price of the Company's Common Stock for the five (5) consecutive trading days immediately preceding the conversion date.

     On October 3, 1997 the Company received notification that the Nasdaq Stock Exchange had decided to delist the Company's common stock from trading on the Nasdaq Small Cap market, which delisting was effective at the close of business on December 8, 1997, creating events of default under the Debentures and preferred stock. For more information regarding this topic see "Item 5 -- Market for Common Equity and Related Stockholder Matters" contained in this report.

     The Company's principal executive offices are located at Suite A, 2620 Mineral Springs Road, Knoxville, Tennessee 37917. The Company's telephone number is (423) 688-6204.

RETAIL CAR WASH AND AUTOMOTIVE RELATED SERVICES SUBSIDIARY - CALIBUR SYSTEMS,
INC.

     This business division, formerly Calibur Car Wash Systems, was founded by Michael F. Thomas in 1977. At the end of fiscal 1998, Calibur operated eight car wash facilities in Tennessee and Georgia and leased two facilities to an independent operator in Georgia. Of these facilities, three have on-site convenience stores that offer a variety of automotive products and snack foods, beverages and sundries to customers. Four of the facilities sell gasoline, diesel fuel and/or other petroleum products and five provide express lubrication services. In addition, Calibur has three free standing express lubrication locations.

     In 1997, the Company operated ten car wash facilities in Tennessee and Georgia, all of which offered other services, six of which also served as gasoline stations and six of which also provided express lubrication services. At the end of 1997, the Company had four free standing lubrication locations located on properties leased from non-affiliated third parties. In the past, several Company locations were leased from Michael F. Thomas, the Company's President and CEO. At year-end 1997, there were no properties being leased from Michael F. Thomas other than office space at 4867 N. Broadway in Knoxville, Tennessee. Payments under the office lease were $2,500 per month. In 1998, the Company relocated its corporate offices and at year-end 1998, the Company did not lease any properties from Mr. Thomas. For more information related to acquisitions and divestitures related to this subsidiary, refer to "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report.

OIL AND GAS SUBSIDIARY - JACKSON-UNITED PETROLEUM CORPORATION

     The Company is engaged in activities related to the exploration and development of oil and gas. This energy products division has all of its assets in the United States. Jackson owns a seventy-five percent (75%) working interest in sixteen oil and gas wells located in Pennsylvania, which is the subject of a sales contract as described below. Jackson also has a mineral lease covering approximately 26,000 acres of real property located in central Kentucky.

     In late 1996 and early 1997 the Company completed a joint venture drilling program with Kastle Resources Enterprises, Inc. ("Kastle") of Edinboro, Pennsylvania in which the Company has a seventy-five percent (75%) working interest in sixteen wells. During 1997, the wells produced a net revenue to the Company of approximately $252,000. This is well below the anticipated level of revenues as expected at the onset of the drilling program.

     As a result of this level of performance and based on an engineering report prepared by Wright & Company of Nashville, Tennessee, the Company took a write off in 1997 associated with these wells. For further information regarding this issue refer to "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report.

     In November 1998, the Company entered into an agreement with Kastle pursuant to which the Company has agreed to sell its working interest in the sixteen wells to Kastle. Kastle made an initial payment to the Company of $40,000 and has agreed to make monthly payments to the Company of $30,000 which includes the revenues produced from the 16 Pennsylvania wells until November 1999, at which time Kastle has agreed to pay the Company $650,000 and the Company will sell the working interests to Kastle. The net book value of the 16 wells approximated $1,095,000. Accordingly, the Company has written down the 16 wells to $650,000, less costs to sell, which are estimated to be negligible, resulting in a $445,000 impairment loss, which is included in the 1998 consolidated statements of operations. The wells are classified as property held for sale in the consolidated balance sheet.

     In 1997, the Company decided to write down four wells drilled in Eastern Kentucky to their fair value of $300,000. In 1998, the Company sold these wells for approximately $411,000, which consisted of cash of $340,000 and forgiveness of accounts payable of approximately $71,000. In connection therewith, the Company incurred expenses of approximately $34,000, resulting in a gain of $77,000, which is included in the 1998 consolidated statements of operations. For further information regarding this issue refer to "Item 6 -- Management's Discussion and Analysis of Operations" section of this report.

     In 1998, the Company elected not to proceed with its remaining wells and abandoned the wells, which resulted in a writedown of approximately $296,000, which is included in the 1998 consolidated statements of operations.

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

EMPLOYEES

     As of December 31, 1998, the Company employed 92 full time personnel as follows: 10 in management and supervision, 76 in sales and service, and 6 in administrative and clerical. In addition, the Company has approximately 111 part time employees. Employee turnover is high, but is considered within the norm for the car wash industry.


ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices consist of space located at 2620 Mineral Springs Road, Suite A, Knoxville, Tennessee 37917. The lease expires on August 31, 2000 and has a monthly lease payment of $1,950.

     As of the date of this Annual Report, Calibur operates eight car wash facilities in Tennessee and Georgia and leases two facilities to an independent operator in Georgia. Of these facilities, three have on-site convenience stores that offer a variety of automotive products and snack foods, beverages and sundries to customers. Four of the facilities sell gasoline, diesel fuel and/or other petroleum products and five provide express lubrication services. In addition, Calibur has three free standing express lubrication locations. At the end of fiscal 1997, the Company operated ten car wash facilities in Georgia and Tennessee, all of which offered other services. Six of the car wash facilities also served as gasoline stations and six of the car wash facilities also provided express lubrication services at the end of fiscal 1997. At the end of fiscal 1997 the Company had four free standing lubrication locations. All four of the free standing lubrication locations were on properties leased from non-affiliated third parties. In the past, several Company locations were leased from Michael F. Thomas, the Company's President and CEO. At the end of fiscal 1998, there were no properties being leased from Michael F. Thomas. For more information related to acquisitions and divestitures, see "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in this report. For further information related to the acquisition or divestiture of properties involving Company insiders, see "Item 12 -- Certain Relationships and Related Transactions" contained in this report.

     The following is summary of the Company's retail locations:

                                                                  NATURE OF          MONTHLY
         ADDRESS                         FACILITIES               INTEREST             RENT              COMMENCED
    -------------------               -----------------        --------------       ----------          ------------
    No. 1                             Full service car wash    Fee simple(1)         NA                     1978
    917 Keith Street                  Express lube center
    Cleveland, TN 37311


    No. 2                             Full service car wash    Leased(2)             $8,804.09              1984
    1291 Oak Ride Turnpike            Express Lube Center
    Oak Ridge, TN 37830


    No. 3                             Full service car wash    Fee simple(1)         NA                     1985
    1500 E. Stone Dr.                 Self service gasoline
    Kingsport, TN 37660


    No. 4                             Full service car wash    Fee simple(1)         NA                     1985
    4717 Hixon Pike                   Self service gasoline
    Chattanooga, TN 37343             Express lube center


    No. 5                             Full service car wash    Leased and Fee        $2,120.00              1995
    703 Parkway                       Express lube center      simple(1)(3)
    Sevierville, TN 37862


    No. 6                             Self service gasoline    Fee simple(1)         NA                     1989
    1107 W. Market                    Full service car wash
    Johnson City, TN 37601            Convenience store


    No. 7                             Detail shop              Fee simple(1)         NA                     1989
    700 Battlefield Pky.              Self service gasoline
    Ft. Oglethorpe, GA 37601          Full service car wash
                                      Convenience store

    No. 8                             Express lube center      Fee simple(1)         NA                     1993
    1014 E. Walnut Ave.               Full service car wash
    Dalton, GA


    No. 9                             Self service car wash    Leased(4)             $1,000.00              1995
    8016 Kingston Pike                Express lube center
    Knoxville, TN 37919


    No. 10                            Express lube center      Leased(5)             $4,475.00              1996
    1039 Crosby Road
    Newport, TN 37821

    No. 11                            Express lube center      Leased(6)             $4,750.00              1997
    2519 E. Morris Blvd.
    Morristown, TN 37813

----------

(1) All mortgages are held by Infinity, which acquired and refinanced the mortgages in the second and third quarter of 1998.

(2) During 1997 the Company completed a sale/leaseback regarding this location (which included the land, the building and the gasoline equipment) with a non-affiliated third party. This lease has a term of ten years with two option periods of five years each.

(3) Approximately one-half of the Sevierville property is owned fee simple, the remaining half is leased. The lease had an original term of five years (which expired December 31, 1996) and five option periods of five years each. The first such period is currently in effect.

(4) This lease has a term of twelve years (commencing on February 12, 1996), with two option periods of ten years each.

(5) This lease has a term of fifteen years (commencing upon completion of construction) with two option periods of five years each.

(6) This lease has a term of fifteen year (commencing upon completion of construction) with two option periods of five years each.

     The Company's oil and gas subsidiary, Jackson, owns a seventy-five percent (75%) working interest in sixteen oil and gas wells located in Pennsylvania, which is the subject of a sales contract as described above under "Item 1 -- Business". Jackson also has a mineral lease covering approximately 26,000 acres of real property located in central Kentucky.

ITEM 3.  LEGAL PROCEEDINGS

     1.  Chapter 11 Proceedings.

     On January 14, 1999, the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. See "Item 1 -- Recent Developments -- Bankruptcy Filing."

     2. NASDAQ Allegations.

     In 1997, NASDAQ alleged that the Company (a) had entered into various consulting agreements with the sole purpose of expanding investor interest in the Company's shares, which arrangements are said to have led to a deterioration of stockholder value, (b) facilitated and pursued manipulative transactions in the Company's stock, and (c) violated various other NASDAQ rules. Despite the Company's vigorous response and objection to NASDAQ's allegations, NASDAQ delisted the Common Stock from the NASDAQ SmallCap Market in December 1997.

     3. TAJ/National.

     In the fall of 1996, the price of the Common Stock began to fall sharply. Believing that the lower prices were not justified, and in an effort to stabilize the market in the shares, the Company's Board of Directors authorized a share buy-back program, which was never successfully implemented. In connection with this program, the Company deposited some of the proceeds of the Debenture sale with TAJ Global Securities ("TAJ"), a broker/dealer, for use if and when purchases were desired. At that time, the Company had engaged TAJ to act as the Company's underwriter for a planned offering of Common Stock.

     TAJ, without the Company's knowledge or consent, purchased a large quantity of shares from its own customers when the price of the shares began to fall. Those purchases were initially made through the TAJ trading account apparently maintained by TAJ for its own trading activities. The shares were subsequently transferred to the account of Strategic Holdings Corporation ("Strategic") from which TAJ had a power of attorney. Strategic, which had assisted the Company in connection with the sale of the Debentures and which had a consulting agreement with the Company, contends that it did not authorize such transaction and that it did not know they had taken place.

     When TAJ and Strategic were unable to pay for the shares they had acquired, TAJ and National Financial Services Corporation ("National"), TAJ's clearing broker, demanded payment from the Company, threatening to summarily liquidate the shares and thereby transform the orderly market in the Company's Common Stock into a disorderly market, an action which would have damaged the interests of the Company's stockholders. In an effort to prevent such consequences, the Company paid for the shares.

     In March 1997, the Company commenced a civil action styled United Petroleum Corporation v. TAJ Global Equities, Inc., et al (the "TAJ Action") against TAJ, Mr. Wilbur Jurdine (a principal of TAJ) and National, in the United States District Court for the Eastern District of Tennessee (the "Tennessee Federal Court"). In it, the Company seeks compensatory and punitive damages arising from a conspiracy to engage in a course of misconduct intended to defraud the Company, for conversion of the Company's property, and under theories of unjust enrichment, breach of fiduciary duty and other causes of action. In April 1999 the court dismissed the Company's lawsuit against TAJ and Mr. Jurdine as a result of the Company's failure to effect service of process on these defendants and the Court ordered the Company to show cause as to why its claims against National should not be dismissed for failure to pursue the lawsuit. The Company has filed responses to the Court's orders in these cases and the Company believes that the bankruptcy proceedings should stay the dismissal. Although the timing, amount and likelihood of any recovery are impossible to predict at this time, if the Company's Plan of Reorganization is not consummated, it is unlikely that the Company will have the funds or personnel to pursue the action.

     4.  Strategic.

     On October 6, 1998, the Company was sued by Strategic Holdings Corporation of Miami, Florida. The suit, styled Strategic Holdings Corporation v. United Petroleum Corporation, was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The action seeks damages of approximately $550,000 arising from the Company's alleged breach of an agreement. The Company believes the claims are without merit. As of the date the Company filed its petition for relief under the bankruptcy laws, the time for the Company to answer or otherwise respond had not occurred. If Strategic's claim are determined to have merit, Strategic would have a general unsecured claim in the Company's bankruptcy proceedings.

     5.  Ishmael.

     In June of 1997, the Company was sued by Kevin Ishmael, a former employee, alleging that the Company had dismissed him improperly. Ishmael obtained a final judgment against the Company for back pay and damages totaling $54,422.03. The Company has also been ordered to reinstate the employee. This matter has been resolved by the payment of the back pay and damages.

     6.  In re United Petroleum.

     On May 18, 1998, an involuntary bankruptcy petition, styled In re United Petroleum Corporation d/b/a Jackson-United Petroleum Corporation and Calibur Systems, Inc. was filed in the United States Bankruptcy Court in the Eastern District of Tennessee by three preferred stockholders of the Company. This petition was never served on the Company, and the petitioners' counsel of record subsequently withdrew and was not replaced. On July 28, 1998, the Company filed a motion to dismiss the petition for lack of standing. On September 10, 1998, the plaintiff requested that the court dismiss the petition and on that date the court entered an order dismissing the case.

     7. Pisacreta/Tucci.

     In March 1997, a putative class action lawsuit (the "Pisacreta Action") was filed by John Pisacreta, a stockholder of the Company, in the Tennessee Federal Court, purportedly on behalf of all stockholders who purchased shares of Common Stock during the period of May 1, 1996 through January 16, 1997. This suit was filed against Ronald Berkovitz, Infinity Investors Limited, Dan Dotan, Fairway Capital Limited, Lake Management LDC, Laurel Angela MacDonald, Seacrest Capital Limited and Mohamed Ghaus Khalifa. In the lawsuit, the plaintiff alleges that the defendants, in acquiring and disposing of certain of the Company's debentures, participated in a fraudulent and manipulative scheme in violation of certain provisions of the securities laws of the United States. The plaintiff also alleges that the defendants committed fraud and deceit under common law and breached a contract between the defendants and the Company. The defendants filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The Tennessee Federal Court granted the motion in part, dismissing one of the two federal securities law claims, as well as the claim for common law fraud. Discovery on the class certification issue is currently proceeding.

     In November 1997, Lisa Tucci, a stockholder of the Company, filed a putative class action lawsuit (the "Tucci Action") in the Tennessee Federal Court against Clark K. Hunt ("Hunt"), purportedly on behalf of all persons and entities who purchased Common Stock from May 1, 1996 through January 16, 1997. The lawsuit is based on the identical factual allegations set forth in the Pisacreta Action, described above. The plaintiff claims that Hunt is the controlling person of certain of the purchasers of the Debentures and is secondarily liable under the securities laws of the United States for the violations alleged in the Pisacreta Action.

     In January 1998, the defendant filed a motion to dismiss for failure to state a claim or alternatively to dismiss the complaint for improper venue. In April 1998, the Tennessee Federal Court dismissed the Tucci Action for improper venue. In May 1998, the plaintiff filed a notice of her intent to appeal the court's ruling to the United States Court of Appeals. After the appeal was filed in the Tucci Action, the plaintiff in the Pisacreta Action filed a motion to amend his complaint to add Hunt as a defendant under the theory of controlling person liability. The motion was ultimately granted and Hunt was added as a defendant in the Pisacreta Action (as amended, the "Pisacreta/Tucci Action").

     In December 1998, Hunt answered the complaint in the Pisacreta/Tucci Action and impleaded the Company as a third-party defendant, alleging that the Company is liable for any claims of the plaintiffs under theories of indemnity and contribution. Thereafter, the Tennessee Federal Court entered an agreed order permitting Infinity, Fairway, and Seacrest to assert similar causes of action against the Company.

     The Company believes that the relief sought in the remaining causes of action asserted by the plaintiffs in the Pisacreta/Tucci Action are derivative in nature and that such claims properly belong to the Company. The Company has asserted that the securities law claim is not premised on unique harm or injury to my particular stockholder, but rather, is based on the argument that the defendants' conduct improperly diluted the interests of all stockholders. The Company has further asserted that the breach of contract claim is based on the Infinity Parties alleged breach of a contract with the Company, not the plaintiffs. As a result, the Company believes that the claims asserted in the Pisacreta/Tucci Action belong to the Company's chapter 11 estate and that the plaintiffs are stayed from prosecuting the claims. Perhaps more importantly, based on the Company's assessment of the claims, the Company believes that they are appropriately resolved pursuant to the settlement between the Company and the Infinity Parties contained in the Company's proposed bankruptcy plan. On February 4, 1999, the Company commenced an action in the Bankruptcy Court to stay the Pisacreta/Tucci Action and for a determination of whether the claims asserted in such action are derivative in nature. After briefing and a hearing on February 25, 1999, the Bankruptcy Court ruled largely in favor of the Company, agreeing to preliminarily enjoin the plaintiff in the Pisacreta/Tucci Action from continuing to prosecute its action in the Tennessee Federal Court in any way except (i) continued prosecution of Plaintiff's motion to sever the Company from the Tennessee litigation, (ii) continued efforts to take certain discovery and (iii) continuing plaintiffs' efforts to take the deposition of Mr. Clark K. Hunt. Additionally, the Bankruptcy Court specifically ruled that its Order would expire on the earlier of May 27, 1999 or confirmation of the Company's plan of reorganization. On March 15, 1999, Mr. Pisacreta filed a motion to dismiss the adversary proceeding in lieu of filing an answer therein. The Company has filed its response in opposition to that Motion to Dismiss, and the Bankruptcy Court has not yet ruled thereon.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On October 3, 1997 the Company received notification that Nasdaq had decided to delist its Common Stock from trading on the Nasdaq SmallCap market, which delisting was effective as of the close of business on December 8, 1997. The Company is presently trading in the "pink sheets" although there has not been substantial trading in the Company's stock following the bankruptcy filing.

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

     Nasdaq further alleged that the Company facilitated and pursued manipulative transactions in the Company's stock. This allegation apparently refers to the sale of convertible debentures and the actions thereafter which were initiated by virtue of the improper actions of certain of the purchasers of the debentures. The Debentures contained provisions prohibiting short sales and contained representations that they were being purchased for investment not for resale. In fact, certain of the debenture holders apparently sold short substantial quantities of shares prior to conversion of their debentures placing downward pressure on the price of the shares. The Company was unaware of these activities until the price of the shares began to fall sharply. Believing that the lower prices were not justified, and in an effort to stabilize the market in the shares, the Company's Board of Directors authorized a share buy-back program. However, the Company never actually put this program into effect. It deposited some of the proceeds of the debenture sale with TAJ Global Securities, a broker/dealer, for use if and when purchases were desired. At that time, the Company had engaged TAJ to act as an underwriter for a proposed public offering of shares of the Company's stock.

     TAJ, without the Company's knowledge or consent, purchased a large quantity of shares from its own customers when the price of the shares commenced to drop. Those purchases were initially made through the TAJ trading account apparently maintained by TAJ for its own trading activities. Apparently, when that account became too large, the shares were transferred to the account of Strategic Holding Corporation ("Strategic") from which TAJ had a power of attorney. Strategic, which had assisted the Company in connection with the sale of the Debentures and which had a consulting agreement with the Company, contends that it did not authorize such transaction and that it did not even know they had taken place. None of these shares were initially purchased in the Company account at TAJ.

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

     The 1,834,407 shares which were purchased through the Strategic account were placed in escrow as collateral for the return of the money which had been advanced by the Company. They were never transferred to the Company and were never treated as redeemed stock by the Company. The Company recorded a deferred tax asset as a result of the loss resulting from the write-off of the advance for the payment for the Strategic shares. Accordingly, the funds transferred from the Company for the TAJ/Strategic transactions resulted in the Company recording a loss of approximately $11 million. Additionally, the loss on the TAJ/Strategic transactions contributed to the significant net operating loss for which the Company recognized a deferred tax asset in 1996. There were no disagreements with the Company's auditors with respect to the accounting treatment of the TAJ/Strategic transactions in the Company's 1996 consolidated financial statements. The Company did not repurchase its shares through the Strategic account.

     The allegations set forth by Nasdaq also relates to the valuation placed upon the Company's reserves of oil and gas by virtue of the purported doubt about the Company's abilities to exploit these reserves. In fact, the Company has been exploiting its reserves. At present the Company has sixteen (16) producing wells which are producing revenues, as to which the Company has entered into a sales contract as described above under Item 1.

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

     In December 1996, the Company entered into an escrow agreement with Strategic regarding 1,834,407 shares of Company stock acquired by Strategic from TAJ (the "Shares"). The Shares were pledged by Strategic as collateral on a note from the Company to Strategic. The Shares were held in escrow as follows:
334,407 of the Shares were held in escrow by counsel for Strategic as security for management fees due Strategic and the remaining 1,500,000 of the Shares were held in escrow by Neal Melnick, legal counsel for the Company and a member of the Board of Directors. The December 1996 agreement provides for Strategic to receive a minimum of $465,000 or five percent (5%) of the sales price of such Shares whichever is greater, payable at a minimum of $200,000 in 1997 and $265,000 in 1998. The agreement further provides that the Company was to pay Strategic a management fee of $5,000 per month for two months and $7,500 a month thereafter for a minimum of one year or until such time as all of the collateral Shares have been sold or transferred whichever is later. For further information regarding this agreement and the events leading up to the execution of the agreement refer to the Company's annual report on Form 10-KSB for the period ended December 31, 1997.

     During late 1997 the escrowed Shares were released from escrow and were distributed as follows: (1) 184,000 shares to Robert Brent dba Royal Pictures, Inc. in payment of expenses related to the aborted purchase of his company, (2) 900,000 shares to Strategic in settlement of the escrow agreement and (3) 750,000 shares to Equity Management Partners in payment of expenses and pre-paid commissions associated with acquisitions. The market price of the Company's common stock at the time of the release was approximately $.25 per share. The aggregate value of the shares released was approximately $458,600 which was less than the aggregate balance due Strategic under the terms of the agreement. The Company has been informed by Strategic that they do not consider the release of the shares to have satisfied the Company's obligation to Strategic and Strategic filed suit against the Company on October 6, 1998. See "Item 3 -- Legal Proceedings."

     The range of the high and low bid quotations for the Company's common stock during the fiscal years ended December 31, 1998 and 1997 are set forth below. Such bids represent prices between dealers without retail mark-up, mark-down or commissions, and do not necessarily reflect actual transactions. The bid prices for the period between January 1, 1997 and December 8, 1997 are as reported by The Nasdaq Stock Market, and the bid prices for the period from December 9, 1997 to December 31, 1998 are as reported from "pink sheet" transactions subsequent to the delisting of the Company's common stock.


Fiscal Year Ended                High Bid         Low Bid
December 31, 1997
------------------------------------------------------------
First Quarter                    $.90625          $.1875
Second Quarter                   $.46875          $.21875
Third Quarter                    $.50             $.1875
Fourth Quarter                   $.3125           $.01


Fiscal Year Ended                High Bid         Low Bid
December 31, 1998
------------------------------------------------------------
First Quarter                    $.06             $.01
Second Quarter                   $.02             $.01
Third Quarter                    $.05             $.01
Fourth Quarter                   $.03             $.01



     As of March 31, 1999, the number of shareholders of record of the Company's common stock was five hundred thirty-three (533). Management believes that there are approximately two thousand (2,000) beneficial owners of the Company's common stock.

     The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, the Company's loan agreements prohibit the payment of cash dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of results of operations and financial condition contains certain forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties, which could cause actual results to differ materially from historical results and those currently anticipated. See "Forward-Looking Statements" contained in this Section.

GENERAL

     On January 14, 1999 United Petroleum Corporation (the "Company") filed a petition for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. The petition for relief does not include the Company's two operating subsidiaries, Calibur Systems, Inc. and Jackson United Petroleum Corporation. The Company has continued, as debtor-in-possession in Chapter 11, to conduct its business in the ordinary course subject to control of the court. The Company intends to propose a plan of reorganization with its creditors and shareholders that will provide for the satisfaction of their respective claims and interests on terms agreed upon with its creditors and stockholders. However, there is no assurance that the Company will be able to reach an accommodation with its creditors and stockholders under Chapter 11.

RESULTS OF OPERATIONS

     The following discussion and analysis of our results of operations, financial condition and cash flows should be read along with the Consolidated Financial Statements and accompanying notes.

RETAIL OPERATIONS

     The retail operations segment loss increased to $757,154 in 1998 from $129,444 in 1997, an increase of $627,710 or 484.9%. The increase is primarily due to the decrease in sales.

     Retail operations sales decreased to $6,064,357 in 1998 from $9,428,519 in 1997, an decrease of $3,364,162 or 35.7%. The decrease is primarily due to the sale or closing of six locations.

     The table below shows comparable sales by category for 1998 and 1997.

                                                1998                1997
----------------------------------------------------------------------------
Gasoline                                    $1,692,877          $2,901,079
Car Wash                                     2,965,263           4,423,673
Oil & Lube                                   1,172,635           1,397,871
Grocery                                        164,975             357,669
Other Sales                                     68,607             348,227
----------------------------------------------------------------------------
                            Total           $6,064,357          $9,428,519
                                            ==========          ==========


     The gross profit percentage for the retail operations segment decreased to
22.0 % in 1998 from 23.7% in 1997. The decrease is primarily due to the Company's more aggressive gasoline pricing strategy implemented in 1998.

     The table below shows that on a comparable basis, current year same store sales remained constant for 1998 and 1997.

                                                1998               1997
----------------------------------------------------------------------------
Gasoline                                    $1,649,438         $1,465,347
Car Wash                                     2,727,733          2,827,777
Oil & Lube                                     720,598            772,583
Other Sales                                    206,970            234,257
----------------------------------------------------------------------------
                            Total           $5,304,739         $5,299,964
                                            ==========         ==========


     Gasoline sales increased to $1,649,438 in 1998 from $1,465,347 in 1997, an increase of $184,091 or 12.6%. The increase is primarily due the increase in volume, which is attributable to the Company's decision to be more price competitive.

     Car wash sales decreased to $2,727,723 in 1998 from $2,827,777 in 1997, a decrease of $100,054 or 3.5%. The decrease is primarily due to the above average rainfall in the Southeastern United States.

     Oil and lube sales decreased to $720,598 in 1998 from $772,583 in 1997, a decrease of $51,985 or 6.7%. The decrease is due to the combination of the above average rainfall that occurred in the Southeastern United States and the lack of aggressive lube center managers. The Company since has replaced numerous managers in an attempt to stimulate sales.

OIL AND GAS OPERATIONS

     Oil and gas revenues decreased to $115,189 in 1998 from $292,342 in 1997, an decrease of $177,153 or 60.1%. The decrease is primarily attributable to the decrease in production of certain wells.

     The loss in the oil and gas segment decreased to $734,285 in 1998 from $3,339,528 in 1997, a decrease of $2,605,243 or 78.0%. The decrease is primarily due to the Company recording an asset impairment write down of $3,366,730 on certain oil and gas properties in 1997 compared to a $741,430 write down in 1998.

     Selling, general and administrative expenses decreased to $3,299,618 in 1998 from $3,642,102 in 1997, an decrease of $342,484 or 9.4%. The decrease in selling, general and administrative expenses is due to cost cutting measures employed by the Company due to its financial position, including a decrease in administrative payroll.

     Lease and other income increased to $187,740 in 1998 from $73,125 in 1997, an increase of $114,615 or 156.7%. The increase is primarily due to the Company having entered into lease agreements for two of its retail locations that grant the lessee the option to purchase the underlying premises through the lease term. In 1998 lease income was approximately $100,000.

     Interest expense decreased to $1,662,364 in 1998 from $2,846,906 in 1997, an decrease of $1,184,542 or 41.6%. The decrease is a combination of the decrease in the number of convertible debentures that were converted into shares of the Company's common stock in 1998 which led to a decrease in the amortization of discount and the decrease in notes payable due to the sale of certain Calibur locations.

     In January 1998, the Company sold a subsidiary for $266,500, resulting in a gain of approximately $132,000.

     Generally, the Company's loss before income taxes decreased to $4,320,109 in 1998 from $9,253,042 in 1997, a decrease of $4,932,933 or 53.3%. The decrease is primarily attributable to the following: (1) a decrease in selling, general and administrative expenses of $342,484, (2) a decrease in write-downs for asset impairment of $2,956,321, (3) a decrease in interest expense of $1,184,542 and
(4) a decrease in other expenses of $1,047,811.

LIQUIDITY AND SOURCES OF CAPITAL

     During the year ended December 31, 1998, the Company primarily funded its operating loss through proceeds received from loans and the sale of one of its subsidiaries.

     In April 1998, the Company received a $750,000 bridge loan from a preferred stockholder. In June 1998, the preferred stockholder purchased an aggregate of eleven secured loans to Calibur totaling $4,985,385 from the original lenders. In August 1998, the Company received an additional bridge loan from the preferred stockholder, which provided for additional financing totaling $1,236,616. In August 1998, the preferred stockholder and the Company agreed to refinance and consolidate the loans into a Consolidated Credit Agreement (the "Credit Agreement"). The Credit Agreement is divided into the A Note and the B Note. Both notes were scheduled to mature on January 1, 1999 and originally provided for interest at twelve percent (12%). The Company did not have the funds to repay the notes and as a result, the Company is in default of its covenants and as provided in the Credit Agreement, in the event of default the interest is to be computed at fifteen percent (15%).

     In December 1998, the Company received a note for $119,208. The loan bears interest at twelve percent and is due in December 1999 and guaranteed by a stockholder.

     For the year ended December 31, 1998, the Company used cash for operating activities of approximately $1,732,000 compared to cash used from operations for the year ended 1997 of approximately $985,000. Cash used for the year ended December 31, 1998 resulted from the Company's net loss of approximately $4,320,000 offset by depreciation and amortization of approximately $945,000, write-downs for asset impairment of approximately $741,000, common stock issued for services of approximately $29,000, decrease in accounts receivable of approximately $6,000, decrease in inventories of approximately $151,000, increase in other assets of approximately $45,000 and a increase of accounts payable and accrued expenses of approximately $834,000 offset by gain on sale of property and equipment of approximately $31,000 and a gain on sale of subsidiary of approximately $132,000.

     For the year ended December 31, 1998, the Company generated cash from investing activities of approximately $112,000 compared to cash used from investing activities for the year ended 1997 of approximately $1,009,000. Cash generated from investing activities used for the year ended December 31, 1998 resulted from the proceeds from sale of property and equipment of approximately $53,000, proceeds from sale of subsidiary of approximately $266,000, offset by payments for oil and gas properties of approximately $12,000 and payments for property and equipment of approximately $195,000.

     For the year ended December 31, 1998, the Company generated cash from financing activities of approximately $1,532,000 compared to cash generated from financing activities of approximately $2,140,000 for the year ended 1997, of which approximately $1,800,000 arose from the issuance of convertible debentures. Cash generated from financing activities resulted from the proceeds from notes payable of approximately $2,110,000 offset by payments for reorganization costs of approximately $553,000 and principal payments on notes payable of approximately $25,000.

     At December 31, 1998, the Company had a working capital deficit of approximately $17,811,000 and a current ratio deficit of .02 to 1.

     The Company has no present plans that will require material capital expenditures for any of the Company's segments.

INFLATION

     There was no significant impact on the Company's operations as a result of inflation during the current year or prior year.

YEAR 2000

     The year 2000 ("Y2K") problem stems from computer programs written in a way that differentiates calendar years by utilizing two rather than four digits. As a result, many information systems may be unable to properly recognize and process date sensitive information beyond December 31, 1999. The Company is addressing the Y2K situation by establishing processes for evaluating and attempting to manage the risks associated with this issue.

     The Company intends to replace or upgrade its computer systems to make them Y2K compliant in the event the Company has sufficient resources following the confirmation of its bankruptcy plan, and would seek to have remediation completed by the second half of 1999 for all significant computer systems. Testing is expected to continue throughout 1999. The new information systems are estimated to cost approximately $30,000, a substantial portion of which will be capitalized. Spending for the Y2K project is not expected to have a material impact on the Company's results of operations or cash flows. Although the Company does not currently have a complete contingency plan for Y2K compliance, it intends to develop one during fiscal year 1999.

     While the Company believes all necessary work will be completed on a timely basis if the Company's plan of reorganization is completed in the first half of 1999, there can be no guarantee that all systems will be fully compliant by December 31, 1999. Estimated time and costs may vary, particularly where external systems of other companies and government agencies on which the Company relies must be converted in a timely manner.

     The Company will evaluate the Y2K readiness of all purchased hardware and software systems used within the enterprise and will attempt to obtain, where feasible, contractual warranties from system vendors that their products (i) are or will be Y2K compliant by December 31, 1999, or (ii) will be replaced or updated by a product with similar or improved functional characteristics that are compliant. The Company will attempt to require Y2K contractual warranties from all vendors of new software and hardware.

     The Company intends to enter communications with its suppliers, banks and other business partners or vendors seeking assurances they will be Y2K compliant. Although no method exists for achieving certainty that any significant business partners will function without disruption after December 31, 1999, the Company's goal is to obtain as much information as possible about its significant partners' Y2K plans. This process should assist in identifying those companies that potentially pose a significant risk of failure to perform their obligations to the Company as a result of the Y2K problem. The Company plans, where appropriate, to review such significant partners throughout 1999 to confirm their level of preparedness for 2000, and to make adjustments where necessary to avoid utilization of those partners who present an unacceptable level of risk.

     The Company currently is not dependent on a single source for any of its products or services. In the event a significant supplier, bank or other business partner or vendor were unable to provide services to the Company due to a Y2K failure, the Company believes it would have adequate alternate sources for such products or services. There can be no guarantee, however, that similar or identical products or services would be available on the same terms and conditions or that the Company would not experience some adverse effects as a result of switching to such alternate sources.

     Like most business enterprises, the Company is dependent upon its own internal computer technology and relies upon timely performance by its business partners. A large-scale Y2K program failure could impair the Company's ability to timely deliver service, or products or administer its accounts payable or receivable functions, resulting in potential lost sales opportunities and additional expenses. The Company's Y2K program will seek to identify and minimize this risk and will include testing of its internal systems and purchased hardware and software, to ensure, to the extent feasible, all such systems will be Y2K compliant. The Company intends to refine its understanding of the risk the Y2K situation poses to its significant business partners.

FORWARD-LOOKING STATEMENTS

     From time to time the Company and its representatives may provide information, whether orally or in writing, including certain statements in this Form 10-KSB which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

     The words "anticipate," "believe," "estimate," expect," "intend," "will," and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to, the Company's emergence from bankruptcy proceedings; successful execution of internal plans; retention of key personnel; availability of labor; issues with key suppliers, subcontractors and business partners; legal proceedings; market risks; weather patterns; prices for oil and gas; the effect of economic conditions; the impact of competition; Year 2000 compliance; and legislative or regulatory actions. Should one or more of these risk or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, and estimated or expected.

     In accordance with the Litigation Reform Act, the Company is making investors aware that such "forward-looking" statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to vary materially from those contained in the "forward-looking" statements. These factors are detailed from time to time in the Company's filings with the Securities and Exchange Commission and include those set forth below.

     A.  Risks Relating to the Company's Financial Condition

     The Company has experienced substantial net losses from operations in recent years, with a net loss of $4,320,109 and $12,138,042 for the years ended December 31, 1998 and 1997, respectively. As of December 31, 1998, the Company had a working capital deficit of $17,811,614, current liabilities of $18,218,705 and approximately $407,091 of current assets. The Company failed to achieve an operating profit from its business operations during 1997 and 1998. Sales of the Company declined from $9.7 million for the year ended December 31, 1997 to $6,179,556 for the year ended December 31, 1998. Even if the Company's bankruptcy plan is approved and consummated, there can be no assurance that the Company will not continue to experience losses. The Company's ability to become profitable and generate cash flow will likely depend upon its ability to raise additional debt or equity capital and to successfully implement its business strategy. There can be no assurance that the Company will be able to accomplish the foregoing.

     B.  Liquidity Risks

     The Company is presently in default under the A Note, the B Note, its outstanding Debentures and the Preferred Stock. The Company ceased paying interest on the Debentures and ceased paying dividends on the outstanding Preferred Stock effective December 31, 1997. Prior to this date, the Company had been paying interest on the Debentures and dividends on Preferred Stock via the issuance of shares of Common Stock. As of December 31, 1998, accrued interest on the Debentures totaled $1,026,030 and accrued dividends on the Preferred Stock totaled $2,113,362. In addition, the Company is in default under the A Note and B Note, which matured on January 1, 1999. The terms of the Replacement Loan Documents to be issued to the holders of the B Note require that the Company pay 60% of its EBITDA to the holders of the B Note for the next three years following the consummation of the Restructuring, if completed (or until the B
Note is paid in full). There can be no assurance that the Company's deteriorating financial condition will provide the Company with adequate resources to continue operations, even after the Plan, if completed, and there can be no assurance that the Company will be successful in the implementation of its business strategy.

     The Company's proposed bankruptcy plan is intended to convert much of the debt and Preferred Stock of the Company into shares of new UPC common stock, new UPC preferred stock or refinanced indebtedness of the post-reorganization company. However, the Company's historical capital requirements have been significant and the Company's future capital requirements could vary significantly and may be affected by general economic conditions, industry trends, weather conditions and other factors, many of which are not within the Company's control.

Historically, the Company has had difficulty financing its operations due, in part, to its significant losses, and there can be no assurance that the Company will be able to obtain financing in the future. Even if the Plan is approved and consummated, there can be no assurance that the Company will not continue to experience losses. The Company's ability to become profitable and generate cash flow will likely depend upon its ability to raise additional debt or equity capital and to successfully implement its business strategy. There can be no assurance that the Company will be able to accomplish the foregoing. The Company anticipates that it will need additional capital in January 2002 when the principal amounts under the B Note will be payable.

     C. Ability of the Company to Continue as a Going Concern; Explanatory Paragraph in Auditors' Report

     The Company's independent auditors have included an explanatory paragraph in their report for the fiscal year ended December 31, 1998, stating that the consolidated financial statements included in this Annual Report have been prepared assuming that the Company will continue as a going concern and that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. The form and content of future auditors' reports (including any explanatory paragraphs the auditors deem necessary) will be based upon, among other factors, the application of their professional judgment to the facts and circumstances related to the Company and its business at the time any such report is rendered. Accordingly, there can be no assurance that future auditors' reports on the Company's financial statements will not include explanatory paragraphs relating to uncertainties regarding the Company's ability to continue as a going concern, even if the Plan is consummated. The existence of an explanatory paragraph may materially adversely affect the Company's ability to raise additional funds, and its relationships with suppliers and prospective suppliers, restrict ordinary credit terms or require guarantees of payment, and therefore could have a material adverse effect on the Company's business, financial condition and results of operations.

     D.  Risks Relating to Confirmation of the Plan

     Section 1129 of the Bankruptcy Code, which sets forth the requirements for confirmation of a plan of reorganization, requires, among other things, a finding by the bankruptcy court (1) that the plan is "feasible" (i.e., that confirmation of the plan is not likely to be followed by the liquidation, or the need for further financial reorganization, of the debtor), (2) that all Claims and Interests have been classified in compliance with the provisions of section 1122 of the Bankruptcy Code, and (3) that, under the plan, holders of Claims and Interests within Impaired Classes either accept the plan or receive or retain cash or property of a value, as of the date the plan becomes effective, that is not less than the value such holders would receive or retain if the debtor was liquidated under Chapter 7 of the Bankruptcy Code. Although the Company believes that the Plan complies with all relevant requirements for confirmation, there can be no assurance that the Bankruptcy Court will agree without first requiring material modifications which may or may not be acceptable to the Company, the Infinity Parties and other parties in interest or which would not require a resolicitation of votes on the Plan.

     The confirmation and effectiveness of the Plan are also subject to certain conditions being satisfied on or prior to the first business day which is ten days after the entry of the confirmation order by the Bankruptcy Court (the "Effective Date"). No assurances can be given that these conditions will be satisfied or waived or that any necessary consent will be obtained.

     In the event any Impaired Class of Claims or Interests rejects the Plan, the Bankruptcy Court, pursuant to section 1129(b) of the Bankruptcy Code (the "cramdown" provisions), may nevertheless confirm the Plan at the Company's request if at least one Impaired Class of Claims has accepted the Plan (with such acceptance being determined without including the acceptance of any "insider" in such Class) and, as to each Impaired Class which has not accepted the Plan, the Bankruptcy Court determines that the Plan "does not discriminate unfairly" and is "fair and equitable" with respect to such Impaired Class and if all of the other applicable requirement of section 1129(a) of the Bankruptcy Code are met. The Company reserves the right to request confirmation pursuant to section 1129(b) of the Bankruptcy Code in the event that any Impaired Class of Claims or Interests rejects the Plan. If the Plan is not confirmed as a result of the rejection by any Impaired Class of Claims or Interests and the Plan is not confirmed pursuant to section 1129(b) of the Bankruptcy Code, then the Company may be required to continue its bankruptcy case without the agreement of its major creditors as to the terms of a reorganization plan, possibly resulting in the complications discussed above.

     E.  Risks Relating to Approval of the UPC Trust

     Bankruptcy Court approval of the UPC Trust and the channeling of all Securities Claims against UPC and the Infinity Parties to the UPC Trust is a condition precedent to Infinity's willingness to support the Plan. Although the Company believes that a channeling injunction such as that proposed by the Plan is appropriate and within the equitable power of the Bankruptcy Courts, it is not certain that the Bankruptcy Court will reach the same conclusion. In making its decision whether the UPC Trust and channeling injunction should be approved, it is likely that the Bankruptcy Court will review the following factors: (1) whether the nondebtor has contributed substantial assets to the reorganization;
(2) whether the injunction is essential to reorganization and, without it, there is little likelihood of success; (3) whether the plan provides a mechanism for the payment of the claims of the class or classes affected by the injunction; and (4) whether there is an identity of interest between the debtor and the third party (e.g. an indemnity relationship), such that a suit against the non-debtor either operates as a suit against the debtor or will deplete assets of the estate. In addition, certain holders of claims or interests and the Securities and Exchange Commission have filed objections or challenges to the creation of the UPC Trust and the channeling of the Securities Claims against UPC and the Infinity Parties. There can be no assurance that the Company will be able to implement a Plan including these provisions.

     F.  Risks Relating to the Company

     1.  Weather Related Risk.

     The largest single source of revenues for Calibur is from the operation of car washes, which represented approximately 48.0% and 46.9% of the Company's revenues for the years ended December 31, 1998 and 1997, respectively. These revenues are significantly adversely affected by adverse weather conditions, since car washes are generally utilized less frequently during wet and/or severe freezing weather. During 1997 and the first and second quarters of 1998, the El Nino weather condition has produced unusually wet weather, which has resulted in decreased usage of the Company's facilities and had a negative effect on revenues. Long term weather conditions are difficult, if not impossible, to predict accurately and may have a material adverse effect on the Company's results of operations and financial condition.

     2.  Dependence on Economic Factors; Geographic Concentration.

     Because the Company derives a substantial portion of its revenues from the sale of merchandise in its car wash convenience stores, its revenues may be adversely affected by economic conditions that adversely affect potential customers and suppliers. Approximately 3.8% and 8.6% of the Company's revenues were derived from the sales of merchandise for the years ended December 31, 1998 and 1997, respectively. In particular, operating results in individual geographic markets will be adversely affected by local and or regional economic downturns. Such economic downturns could have an adverse impact on the Company's financial condition and results of operations. In addition, the Company's operations are concentrated geographically and the Company lacks the geographic diversity that could mitigate such economic downturns.

     3.  Competition.

     The industries in which the Company operates are all highly competitive. The Company encounters significant competition in all areas of its operations. The Company's competitors include major integrated convenience store chains and oil and natural gas companies, numerous independent companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger staffs and greater capital resources than the Company and which, in many instances, have been engaged in the business for a much longer time than the Company. Such companies may be able to pay more for productive properties and prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. Even assuming the reorganization proposed in the Plan is completed, there can be no assurance that the Company will be able to compete effectively.

     4.  Drilling Risks.

     The Company currently anticipates that it will sell its non-producing oil and gas properties after the Effective Date. Nevertheless, to the extent the Company undertakes drilling activities, they involve numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions or pressure irregularities in formations, equipment failures, accidents, adverse weather conditions and shortages or delays in the delivery of equipment. The Company's drilling activities have in the aggregate been historically unproductive and may be unsuccessful in the future and, if unsuccessful, such failure will have an adverse effect on Company's future results of operations and financial condition.

     5. Uncertainty of Reserve Information and Future Net Revenue Estimates.

     There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially and such reserve estimates may be subject to downward or upward adjustment based upon such factors. Actual production, revenues and expenditures with respect to Company's reserves will likely vary from estimates, and such variances may be material.

     6. Volatility of Natural Gas and Oil Prices.

     Revenues generated from the sale of the Company's oil and gas properties, and from the Company's oil and gas exploration and production operations are highly dependent upon the price of, and demand for, oil and natural gas. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. During the past year, the price of oil per barrel received by the Company has ranged from a high of approximately $17.00 per barrel to a low of approximately $9.25 per barrel, with the price in December at an average of $10.25 per barrel. The impact of lower oil prices is to lower the revenue received by the Company for its oil production. This is of minimal effect on the Company as a whole due to the fact that the Company has very little oil production. The Company considers the price of oil to be low based on the fact that in recent history prices have been higher. The current price of $11.25 per barrel is $1.00 higher per barrel than one year ago. This represents an increase of approximately 9.7% from the price one year ago. It is impossible to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices may materially adversely affect Company's financial condition, liquidity and results of operations. Lower oil and natural gas prices also may reduce the amount of Company's oil and natural gas that can be produced economically.

     7.  Replacement of Reserves.

     In general, the volume of production from oil and gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful development and exploration activities, or both, the proved reserves of the Company will decline as reserves are depleted. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. Because of the Company's negative historical and projected cash flows from operations and limited external sources of capital, the Company's ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves is impaired.

     8. Impairment of Oil and Gas Properties; Risks Related to Kastle Sale.

     The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and natural gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the present value (using a 10% discount rate) of estimated future net cash flows from proved oil and natural gas reserves, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged to operations. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date even if oil or natural gas prices increase. Significant downward revisions of reserve estimates or declines in oil and gas prices which are not offset by other factors could result in a write-down for impairment of oil and gas properties. In addition, the failure of Kastle to perform under the sale agreement related to certain of the Company's working interests in oil and gas properties would have a material adverse effect on the Company and its financial condition and results of operations.

     9.  Government Regulation and Environmental Matters.

     The Company's business is regulated by certain local, state and federal laws and regulations relating to the exploration for, and the development, production, marketing, pricing, transportation and storage of, oil and natural gas. The Company's business is also subject to extensive and changing environmental and safety laws and regulations governing plugging and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. As with any owner of property, Company is also subject to cleanup costs and liability for hazardous materials, asbestos or any other toxic or hazardous substance that may exist on or under any of its properties. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on the Company. The gasoline sales operations conducted by the Company imposes certain inherent environmental risks. Each operation utilizes underground storage tanks for its petroleum products. While the Company has no information and has received no notification that any of its tanks are leaking, the leakage of underground storage tanks would impose environmental remediation obligations for the Company under federal and state environmental laws and could give rise to third party claims. The Company does not presently maintain insurance and has not posted bonds to compensate for any environmental damage that may occur.

     10. Operating Risks of Oil and Gas Operations.

     The oil and gas business involves certain operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to the Company. The availability of a ready market for the Company's oil and natural gas production also depends on the proximity of reserves to, and the capacity of, oil and gas gathering systems, pipelines and trucking or terminal facilities. In addition, the Company may be liable for environmental damage caused by previous owners of property purchased and leased by the Company. As a result, liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for development, acquisitions or exploration, or result in the loss of the Company's properties. The Company does not carry business interruption insurance. The occurrence of an event not covered by insurance could have a material adverse effect on the financial condition and results of operations of the Company.

     11. Dependence on Personnel.

     The business of the Company depends upon the ability and expertise of certain key employees, including Michael F. Thomas, its President and Chief Executive Officer. If one or more key employees of the Company terminate their employment, the Company's operations could be adversely affected. There can be no assurance that one or more key employees will not resign from employment with the Company. In addition, the Company depends upon a significant number of hourly workers to operate its auto service business, and these employees are often difficult to recruit and retain, especially in markets with lower unemployment rates.

     12. No Active Market for Securities; Possible Volatility of Stock Price.

     There is no current active market for the Common Stock or other securities of the Company and there can be no assurance that an active trading market will develop or, if developed, that such market will be sustained or that the market price of the Common Stock or the securities proposed to be issued as a result of the bankruptcy plan will not decline. The trading price of the Common Stock has been subject to wide fluctuations, and the trading price of the new securities could be subject to wide fluctuations in the future in response to variations in the Company's results of operations, as well as developments that affect the industry, the overall economy and the financial markets.

     13. Control by Principal Stockholder.

     If the Company's current bankruptcy plan is implemented, after the Effective Date, the Infinity Parties will own approximately 74% of the outstanding shares of New UPC Common Stock. This ownership will give the Infinity Parties control over any stockholder vote, including a vote for election of all of the members of the Company's Board of Directors, a vote for the adoption of amendments to the Company's charter and bylaws and a vote for the approval of a merger, consolidation, asset sale or other corporate transaction requiring approval of the stockholders of the Company.

     14. Need For Additional Financing

     In the event that cash from operations and other available funds prove to be insufficient to fund the Company's presently anticipated operations, the Company will be required to seek additional financing. Even if the Company has no future capital expenditures, the Company's operations could require more cash than is generated from the Company's operations and other available funds, in which case the Company would require additional financing. There can be no assurance that, if additional financing is required, it will be available on acceptable terms, or at all. Nor can any assurances be given that current investors would be willing to fund any additional operational requirements of the Company in the future. Additional financing may involve substantial dilution to the interests of the Company's then-current stockholders, including the holders of the New UPC Common Stock.

     15. Legal Proceedings.

     The Company is involved in certain legal proceedings as described in "Item 3 -- Legal Proceedings." While the Company intends to defend such lawsuits, any adverse decisions or settlements and the costs of defending such suits, could have a material adverse effect on the Company. In addition, the Company has filed a lawsuit seeking the recovery of substantial damages. See "Legal Proceedings -- TAJ/National." This lawsuit is in the early stages and there can be no assurances of the timing or amounts of any recovery. In the event the Company is ultimately successful in such lawsuit, the holders of the Common Stock of the Company would receive less of the benefits from the recovery, if any, if the Plan is confirmed and consummated. However, if the Plan is not approved, the Company would not have sufficient funds to pursue the litigation.

     16. Year 2000 Compliance.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than twelve months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

     Although the Company believes the software and hardware it uses internally comply with Year 2000 requirements and is not aware of any material operational issues or costs associated with preparing its internally used software and hardware for the Year 2000, there can be no assurances that the Company will not experience serious, unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

     17. No Dividends.

     The Company does not anticipate that it will be able to pay any dividends on its currently outstanding securities or the securities proposed to be issued under the Company's bankruptcy plan for the foreseeable future. The Company is currently restricted from paying dividends on its Common Stock under the terms of its indebtedness and Preferred Stock. If the plan is adopted, the Company will be subject to similar or more stringent restrictions on the payment of dividends on its securities.


ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and supplementary data commence on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported by the Company in its Current Report on Form 8-K filed on March 26, 1999, and an amendment to the Form 8-K filed on April 6, 1999, the Company has changed its independent public accountants.


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table sets forth the name, age and position of each director and executive officer of the Company:

                               NAME, AGE AND ADDRESS                        POSITION
                ------------------------------------------------------------------------------------------------

                MICHAEL F. THOMAS, 46                                CEO, President and Director
                  2620 Mineral Springs Road, Suite A
                  Knoxville, TN 37917

                DWIGHT S. THOMAS, 46                                 Secretary, Treasurer and Director
                  2620 Mineral Springs Road, Suite A
                  Knoxville, TN 37917


                WALTER L. HELTON, 65                                 Director
                  c/o Tennessee Tech University
                  P.O. Box 5062
                  Cookeville, TN 38505

                STEVEN BAUER                                         Director


                EUGENIO (ROLANDO) MARTINEZ, 76                       Director
                  Apt. 106 1821 Jefferson
                  Miami Beach, FL 33139

                ANTONIO JULIO GONZALEZ GIMENEZ                       Director
                  Av. Diaz Moreno Edif. El Juncal
                  Piso 3, Oficina 33
                  Valencia, Edo. Carobobo, Venezuela

                L. DOUGLAS KEENE, JR., 45                            Executive Vice President and CFO
                  2620 Mineral Springs Road, Suite A
                  Knoxville, TN 37917

     Michael F. Thomas and Dwight S. Thomas are cousins. There are no other family relationships between any directors or executive officers of the Company.

Michael F. Thomas

    Mr. Thomas has been a director since January 1993 and received a B.A. Degree in Accounting in 1975 from Tennessee Technological University in Cookeville, Tennessee. He was the manager of the finance and billing department for the City of Cookeville from 1975 to 1976, and from 1976 to 1977, he was the department manager for Fleetguard, Inc., a manufacturer of heavy duty filters, which is a division of Cummins Engine. As department manager, he supervised thirty employees and coordinated production. Mr. Thomas founded Calibur Car Wash Systems as a sole proprietorship until organizing Calibur on October 1, 1992. In 1984, Mr. Thomas also formed TCS, which designs, manufacturers and sells car wash equipment and related supplies.

Dwight S. Thomas

    Mr. Thomas has been a director since January 1993 and received an A.S. Degree in Criminology in 1975 and a B.S. Degree in Sociology in 1977 from Tennessee Technological University in Cookeville, Tennessee. From June, 1981 until March, 1987, he was location manager for Calibur Car Wash Systems, responsible for approximately twenty hourly employees, hiring, dismissals, training, labor, inventory controls, daily reports, bank deposits, customer relations and quality control. From 1987 to April 1999, he has been the District manager for Calibur Car Wash Systems, responsible for fifteen salaried managers, hiring and training managers and communicating daily with the Company's locations. Mr. Thomas was also responsible for implementing training programs for all phases of operations, setting goal incentives for management programs and organizing and implementing testing for OSHA guidelines. Effective April 1, 1999, Mr. Thomas became a part-time employee assisting the Company on an "as-needed" basis.

Walter L. Helton

    Mr. Helton has been a director since December 1996 and is the founder of the geology department at Tennessee Technological University located in Cookeville, Tennessee and has been a member of the faculty there since 1966. He earned a Doctorate in Geology from the University of Tennessee in 1967. He has formerly served as a consultant to other public companies such as Marathon Oil and as a consultant to numerous private energy companies including B. Ray Thompson Coal Company. Among his other accomplishments, he is widely published in the energy field and has authored many university level text books as well as been contracted to perform mapping services for both the States of Tennessee and Kentucky Geological departments.

Steven Bauer

    Mr. Bauer has been a director since August 1997 and is a Cuban born movie star who made his film debut as "Manolo," Al Pacino's right hand man and brother-in-law in "Scarface" in 1983. He has substantial contacts in the entertainment and film industry.

Eugenio (Rolando) Martinez

    Mr. Martinez has been a director since August 1997 and was born in Artemisa, Cuba. After opposing both the Batista and Castro regimes, he came to the United States in 1959 and joined the Central Intelligence Agency. He is currently a resident of Miami, Florida engaged in consulting on international trade and finance.

Antonio Julio Gonzalez Gimenez

    Mr. Gimenez has been a director since August 1997 and is President of Hotel Tacarigua, C.A., which owns the Hotel Inter-Continental in Valencia, Venezuela. He has extensive experience in international business affairs led to his appointment to the board. His contacts in South America's oil industry are extensive and may prove beneficial to future business of the Company.

L. Douglas Keene, Jr.

    Mr. Keene received a B.S. Degree in Business Administration, majoring in Banking and Finance, from the University of Tennessee in 1976. Mr. Keene graduated from the Tennessee School of banking at Vanderbilt University in 1980, where he achieved the highest score in the class. He graduated from the National Commercial Lending School in Norman, Oklahoma in 1981. Mr. Keene's banking career began in 1976 with the Citizens bank in Pikeville, Kentucky. He remained in the banking industry until April, 1985, when he resigned as Vice President, Commercial Loans, at First Tennessee Bank in Knoxville, Tennessee, to establish Keene Financial Corporation. He was the principal of Keene Financial Corporation from April 1983 to August 1993, which was established to provide mortgage banking services and financial consultation to entrepreneurs in the Southeast. Mr. Keene joined the Company in August 1993, and has served as an Executive Vice President since August 1993 and as Chief Financial Officer since November 1997.

    UPET has a classified board of directors consisting of three classes of directors, one class of which is elected each year. Messrs. Michael Thomas and Dwight Thomas are Class A Directors with terms expiring in 1999. The remaining directors were not assigned to a class upon their election. The officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the direction of the Board of Directors.

    Steven Bauer, Antonio Gonzalez Gimenez and Eugenio (Rolando) Martinez were appointed to the Board of Directors during August 1997 to fill vacant seats and were not elected by stockholders. Their remaining on the Board of Directors beyond the next annual meeting of stockholders will depend upon their being nominated for the board positions and their ratification by stockholders. David Olinsky was also appointed to the Board of Directors in 1997 to fill a vacant seat. However, he resigned soon after the appointment and never participated in any board meetings or actions.

     There is no understanding or arrangement between any director or any other persons pursuant to which such individual was or is to be selected as a director or nominee of the Company.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and all other executive officers who were paid or accrued compensation in excess of $100,000 per annum for such fiscal years (the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries during fiscal years ended December 31, 1998, 1997 and 1996.


                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------
            NAME/POSITION                 YEAR          SALARY ($)        BONUS ($)     OTHER COMPENSATION         OPTIONS
------------------------------------------------------------------------------------------------------------------------------

Michael F. Thomas (1)                     1998           $200,000            -0-          $ 19,299 (2)(3)               -0-
Chief Executive Officer                   1997           $350,000            -0-          $123,780 (2)(3)        1,183,334 (4)
                                          1996           $300,000            -0-          $ 98,682 (5)           1,183,334 (6)

L. Douglas Keene, Jr.,                    1998           $115,083            -0-          $  8,900 (7)                  -0-
Executive Vice President                  1997           $ 87,500            -0-          $ 10,700 (7)             250,000 (8)
And CFO                                   1996           $ 89,500            -0-          $  9,800 (7)             250,000 (8)



1. As of December 31, 1998, Mr. Thomas held 2,329,214 restricted shares of the Company's common stock with an aggregate market value of approximately $23,292.14 based upon the most recent trade in the "Pink Sheets" of $.01 per share.

2. For fiscal years ended December 31, 1998, December 31, 1997 and December 31, 1996, Mr. Thomas was paid the sum of $0, $177,000 and $356,000, respectively, which approximates the debt service for the lease of three Calibur retail locations. See ITEM 12 "Certain Relationships and Related Party Transactions".

3. During 1998, Mr. Thomas' other compensation consisted of health insurance, life insurance and an auto allowance, all totaling $19,299. During the fiscal year ended December 31, 1997 the Company issued Michael F. Thomas 200,000 restricted shares of the Company's common stock as payment for services. The shares were issued with an aggregate value of $37,500 which represented 50% of the market value of the stock as of the date issued. In addition, during the year the Company issued Mr. Thomas 20,000 shares for his services related to the Board of Directors. Said shares were issued at market value as of the date of issuance which was $.25 for an aggregate amount of $5,000. In addition, during 1997 the Company paid a fee to Mr. Thomas of $81,280 which represents a one percent (1%) fee charged to the Company for Mr. Thomas' personal guaranty of the Company's debt.

4. Represents four options granted to Mr. Thomas. All of which have been replaced with options having a lower exercise price.

5. Represents a one percent (1%) fee charged to the Company for Mr. Thomas' personal guaranty of the Company's debt.

6. Represents four options granted to Mr. Thomas. All of which have been replaced with options having a lower exercise price.

7. Represents payment of health insurance premiums and an automobile allowance.

8. Represents options granted to Mr. Keene, all of which have been replaced with options having a lower exercise price.

EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

     In 1996, the Company entered into employment agreements with both its Chief Executive Officer and Chief Financial Officer which will expire in September 2001. Compensation under these agreements aggregated approximately $325,000 in 1998 and will be approximately $225,000 annually thereafter, including payments of $125,000 to the Company's Chief Executive Officer and $100,000 to its Chief Financial Officer.

COMPENSATION OF DIRECTORS

     In January of 1997 replacement options with a lower exercise price of $.26 per share were granted to directors to replace the options granted to directors in fiscal year 1996. The lower price represents the twenty day average price of the Company's shares prior to the date of the grant as reported by Nasdaq. The lower price was granted to all directors with no distinction as to whether the director was considered inside or outside the Company. The term of the replacement options remained the same as the options that were replaced. The replacement options were granted in order to provide the incentive for increased service to the Company by the option holders, which was negated by the decline in the market price of the Company's Common Stock.

OPTION GRANTS

     The following table sets forth certain information relating to stock option grants during fiscal 1998 to the Company's Chief Executive Officer and the Named Executive Officers:


                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

-----------------------------------------------------------------------------------------------------------------------------
                                                                 PERCENT OF TOTAL
                                   NUMBER OF SECURITIES           OPTIONS/SAR'S
                                   UNDERLYING OPTIONS/              GRANTED TO             EXERCISE OR
                                          SAR'S                    EMPLOYEES IN            BASE PRICE            EXPIRATION
      NAME                             GRANTED (#)                 FISCAL 1998              ($, SH.)                DATE
-----------------------------------------------------------------------------------------------------------------------------
Michael F. Thomas                          -0-                          NA                     NA                    NA

L. Douglas Keene, Jr.                      -0-                          NA                     NA                    NA


OPTION EXERCISES

     The following table sets forth certain information relating to option exercises effected during fiscal year 1998, and the value of options held as of such date by the Company's Chief Executive Officer and the Named Executive Officers for 1998:


                   AGGREGATE OPTION EXERCISES FOR FISCAL 1998
                           AND YEAR END OPTION VALUES

-----------------------------------------------------------------------------------------------------------------------------
                                                                           NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                          UNDERLYING UNEXERCISED            IN-THE-MONEY
                                    SHARES ACQUIRED                        OPTIONS/SAR'S AS OF           OPTIONS/SAR'S AS OF
        NAME                         ON EXERCISE      VALUE REALIZED       DECEMBER 31, 1998             DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
Michael F. Thomas                         -0-               -0-               1,183,334 / 0                      -0-

L. Douglas Keene, Jr.                     -0-               -0-                250,000 / 0                       -0-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth, as of May 28, 1999, certain information concerning ownership of voting securities of the Company by: (i) each person who is known by the Company to own beneficially more than 5% of the voting securities of the Company, (ii) each current executive officer, director and nominee for director individually, and (iii) all current directors, nominees for director, and executive officers of the Company as a group. Except as described below, each of the persons and groups listed below has sole voting and investment power with respect to the securities shown.


                                                                              AMOUNT OF         APPROXIMATE
                                                                              BENEFICIAL         PERCENT OF
                  NAME AND ADDRESS OF BENEFICIAL OWNER                       OWNERSHIP(1)           CLASS
          -----------------------------------------------------------------------------------------------------

          MICHAEL F. THOMAS                                                  4,162,548(2)           13.6%
            2620 Mineral Springs Road, Suite A
            Knoxville, TN 37917

          DWIGHT S. THOMAS                                                    396,384(3)             1.3%
            2620 Mineral Springs Road, Suite A
            Knoxville, TN 37917

          WALTER L. HELTON                                                    118,000(4)         Less than 1%
            c/o Tennessee Tech University
            P.O. Box 5062
            Cookeville, TN 38505

          L. DOUGLAS KEENE, JR.                                               281,830(5)         Less than 1%
            2620 Mineral Springs Road, Suite A
            Knoxville, TN 37917

          EUGENIO (ROLANDO) MARTINEZ                                          175,000(6)         Less than 1%
            Apt. No. 106
            1821 Jefferson Avenue
            Miami Beach, FL 33139

          ANTONIO JULIO GONZALEZ GIMENEZ                                      150,000(6)         Less than 1%
            Av. Diaz Moreno Edif. El Juncal
            Piso 3, Oficina 33
            Valencia, Edo. Carobobo, Venezuela

          STEVEN BAUER                                                        150,000(6)         Less than 1%

          ---------------------------------------------------------------- ------------------ -------------------

          All directors and officers as a group (7 persons)                 5,433,762(7)            17.8%

----------

(1) Unless otherwise stated, all shares of Common Stock are directly held with sole voting and dispositive power.

(2) Consists of 2,329,214 shares held directly and currently exercisable options to purchase 1,833,334 shares.

(3) Consists of 60,050 shares held directly and currently exercisable options to purchase 333,334 shares.

(4) Consists of 68,000 shares held directly and currently exercisable options to purchase 50,000 shares.

(5) Consists of 31,830 shares held directly and currently exercisable options to purchase 250,000 shares.

(6)  Includes currently exercisable options to purchase 150,000 shares.

(7) Consists of 2,667,094 shares held directly and currently exercisable options to purchase 2,466,668 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transactions involving Michael F. Thomas. During 1998, the Company did not engage in any material transactions with its executive officers or directors, other than as set forth below.

         On July 1, 1997, the Company entered into a five year agreement with a related corporation engaged in manufacturing and distribution which is controlled by the Company's Chief Executive Officer, Michael F. Thomas. The agreement provides for the Company to purchase exclusively, in areas served by the related corporation, its gasoline inventories at a price of $.01 per gallon above cost plus freight. For the years ended December 31, 1998 and 1997, purchases under this agreement were approximately $989,000 and $525,000, respectively. During the year ended December 31, 1997, transactions between the Company and the related corporation also included equipment sales, chemicals, supplies and certain ongoing construction activities conducted for the Company by the related corporation. In 1997, equipment sales and construction activities and repairs and maintenance were approximately $258,000 and $323,000, respectively. Amounts included in accounts payable approximated $19,000 as of December 31, 1998. There were no construction activities in 1998.

         In 1996, the Chief Executive Officer entered into certain lease agreements with the Company which provided for an aggregate monthly rental of $27,000. In 1997, some of the leases, by mutual agreement, were terminated. In 1998, the Company relocated its corporate headquarters and terminated the remaining lease agreement with the Chief Executive Officer. For the years ended December 31, 1998 and 1997, rent expense paid to the Chief Executive Officer approximated $22,000 and $177,000, respectively.

    During 1997, the Company sold a number of retail facilities to Mr. Thomas, the Company's President and Chief Executive Officer.

    One location (Farragut) was sold for $1,140,000 (it had an appraised value of $1,100,500). This location was declared in default by its lender shortly before the sale and the Company determined that it was not able to refinance the location. Mr. Thomas had guaranteed this obligation on behalf of the Company.

    The second location (Cookeville) was sold for $879,000 (it had an appraised value of $961,500). This location had been operating at a cash flow loss to the Company prior to its sale and the Company was unable to refinance the mortgage on this location such that the location would contribute to the cash flow of the Company. The Board therefore determined that it was in the best interests of the Company to sell the location. Mr. Thomas had guaranteed this obligation on behalf of the Company.

    A third location (Murfreesboro) was transferred to Mr. Thomas in exchange for Mr. Thomas's assumption and repayment of the debt on the location, for which he was a guarantor. The Company had received a notice of foreclosure on this location and the Board determined that it was in the best interests of the Company to sell this location.

    A fourth location (Knoxville) was sold to Mr. Thomas for $300,000 in order to raise working capital for the Company. This location consisted only of a lease of the land and buildings occupied by the store and was under environmental remediation with an estimated cost of $50,000, which Mr. Thomas assumed. There was no debt on this location.

    The Company also transferred a piece of unimproved real estate located in Knoxville to Mr. Thomas in exchange for Mr. Thomas' assumption of the debt on the location, for which he was a guarantor. The property had been acquired from Exxon for approximately $125,000 in 1995. The outstanding debt on the property was approximately $138,000 and Mr. Thomas paid approximately $150,000 for the property including the assumption of the debt.

    During the third quarter of 1997, the Company sold a location (Oak Ridge) to a non-affiliated local petroleum distributor in order to repay a loan in the amount of $300,000 to Mr. Thomas and to raise additional capital. The sale enabled the Company to pay off the existing first mortgage from NationsBank, pay off the note to Mr. Thomas and raise approximately $144,548 in working capital. The location continues to be operated by the Company as the transaction was in the form of a sale/lease back. The Company entered into a ten year lease with the non-affiliated distributor with monthly payments of $8,804. At the option of the Company, the lease may be canceled after the first six months and the Company has the option to repurchase the store during the first year at a purchase price of $950,000, and during the second year at a purchase price of $1,000,000.

    During the third quarter of 1997, the leases of two locations that were being leased from Mr. Thomas for a monthly rental of $27,000, were canceled by mutual agreement between the Company and Mr. Thomas as a result of the Company's failure to pay 1996 and 1997 property taxes, which had caused loans owed by Mr. Thomas related to the properties to be in default. The two locations produced a combined annual cash flow of approximately $100,000, and Mr. Thomas agreed to a reduction of his annual compensation by $100,000 in exchange for the cancellation of the leases. The lease payments on these properties, included on the income statements among general and administrative expenses, amounted to approximately $177,000 in 1997 and $356,000 in 1996, and the Company had not paid $91,796 in property taxes for 1996 and 1997 that Mr. Thomas assumed. In other lease transactions with Mr. Thomas, the Company rented, under month-to-month operating leases, certain vehicles. Expenses related to these transactions were approximately $25,000 and $45,000 in 1997 and 1996, respectively.

    During the third quarter of 1997, the Company transferred an Exxon distributorship contract to TCS Systems, Inc. ("TCS"), a corporation controlled by Mr. Thomas and engaged in the manufacturing and distribution of items related to the Company's automotive subsidiary. Upon the expiration of the letter of credit posted by the Company in favor of Exxon in connection with the contract, Exxon required that the letter of credit be renewed and increased from $100,000 to $200,000. Because the Company was unable to obtain such letter of credit, the contract was transferred to TCS, which continues to make available to the Company gasoline for $0.01 per gallon above the wholesale price available to TCS, plus freight charges.

    The above referenced transfers of Company properties and assets to Mr. Thomas were analyzed and approved by the UPET's Board of Directors, Chief Financial Officer and accounting department. In order to ensure that the transactions were fair and equitable to the Company, an assumption agreement was entered into between the Company and Mr. Thomas on July 3, 1997. The agreement provided, among other things, that Mr. Thomas would assume or pay the following:
(i) a note payable to Pennzoil in the approximate amount of $219,829, (ii) the Pennzoil Unearned Discount in the amount of $200,000, (iii) a note payable to Coffman Oil Company, Inc. in the approximate amount of $25,406, (iv) a note payable to Sun Trust Bank in the approximate amount of $389,387, (v) a note payable to First American bank in the approximate amount of $140,000, (vii) real estate taxes in the approximate amount of $85,529 and (viii) pay cash to the Company in the sum of $300,000. As a result of the divestitures and the assumption of numerous debts of the Company, the Company experienced a loss on the sales of approximately ($22,966.27). These transactions decreased the liabilities of the Company by approximately $1,137,935. As of August 19, 1998, these assumptions had been completed.

    In August 1998, Mr. Thomas guaranteed the payment of indebtedness of the Company to Infinity under the A Note referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations. In fiscal 1997, the Company paid Mr. Thomas fees for acting as guarantor on Company indebtedness of $81,280 (one percent of the amount guaranteed).

    Transactions involving Dwight S. Thomas. During 1997, the Company sold a location (Cookeville) to Dwight S. Thomas, the Company's Secretary and a member of the Company's Board of Directors. The purpose of the sale was to raise working capital. The location was sold for $516,000 (it had an M.A.I. appraised value of $536,000) and resulted in net proceeds to the Company of approximately $152,385. The location was in need of capital improvements, including approximately $80,000 worth of environmental updates of underground petroleum storage tanks necessary to meet 1998 standards. In exchange for the sale, Dwight Thomas agreed to the cancellation of his employment contract with the Company dated December 2, 1996.

The foregoing transactions were all approved by the votes of directors not involved in the applicable related transaction, and the Board believes that the transactions were on no less favorable terms than would have been available if the parties were unaffiliated.

 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBIT INDEX

    EXHIBIT
    NUMBER                              DESCRIPTION
    -------          ----------------------------------------------

      2.1     --     Agreement and Plan of Merger, dated March 2, 1993,
                     between Calibur Systems, Inc. and United Petroleum
                     Corporation, filed as Exhibit 2.1 to the Company's Form 8-K filed with the Commission on April 22, 1993, and incorporated herein by reference.

      2.2     --     Articles of Merger, filed as Exhibit 30 to the Company's
                     Transition Report on Form 10-KSB for the period from June
                     30, 1993 to December 31, 1993, and incorporated herein by reference.

      2.3     --     Agreement and Certificate of Merger, by and between
                     United Petroleum Corporation and United Petroleum Delaware, filed as Exhibit 3.4 to the Company's Annual Report on Form
                     10-KSB for the fiscal year ended June 30, 1991, and incorporated herein by reference.

      3.1     --     Articles of Incorporation, filed as Exhibit 3.1 to the
                     Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1991, and incorporated herein by reference.

      3.2     --     Certificate of Amendment Authorizing Increase in
                     Capitalization to 50,000,000 shares, filed as Exhibit 3.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1991, and incorporated herein by reference.

      3.3     --     Certificate of Amendment Authorizing 3 for 4 reverse split, filed as Exhibit 3 to the Company's Transition Report on Form 10-KSB for the period beginning June 30, 1993 and ended December 31, 1993, and incorporated herein by reference.

      3.4     --     Certificate of Amendment dated March 14, 1997, filed as
                     Exhibit 3.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

      3.5     --     Certificate of Designations of Series A Preferred Stock,
                     filed as Exhibit A to Exhibit 10.11 to the Company's
                     Current Report on Form 8-K filed with the Commission on May
                     13, 1997.

      3.6     --     Bylaws of the Company, filed as Exhibit 3.2 to the
                     Company's Annual Report on Form 10-KSB for the year ended
                     June 30, 1991, and incorporated herein by reference.

      3.7     --     Amendment to the Company's Bylaws, filed as Exhibit 3.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1991, and incorporated herein by reference.

      10.3    --     Distribution Agreement, between Pennzoil and the Company
                     filed as Exhibit 10 to the Company's Annual Report on Form
                     10-KSB for the fiscal year ended December 31, 1991, and incorporated hereby by reference.

      10.5    --     1994 Stock Option and Stock Bonus Plan filed as Exhibit
                     4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference.

      10.6    --     1995 Amendment to the Stock Option and Stock Bonus Plan
                     filed as Exhibit 4.1 to the Company's Annual Report on Form
                     10-KSB for the fiscal year ended December 31, 1994.

      10.7    --     License Agreement dated June 29, 1993, between TCS
                     Systems, Inc. and Calibur Systems, Inc. filed as Exhibit
                     10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference.

      10.10   --     Employment Agreement, between the Company and Michael F.
                     Thomas filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

      10.11   --     Promissory Note of Strategic Holdings Corporation to the
                     order of the Company dated October 18, 1996, filed as
                     Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

      10.12   --     Security Agreement granted by Strategic Holdings
                     Corporation in favor of the Company dated December 11, 1996, filed as Exhibit 10.9.1 to the Company's Annual
                     Report on Form 10-KSB for the fiscal year ended December
                     31, 1996, and incorporated herein by reference.

      10.13   --     Escrow Agreement dated December 11, 1996 between the
                     Company and Strategic Holdings Corporation filed as Exhibit
                     10.9.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

      10.15*  --     Amended, Restated and Consolidated Credit Agreement
                     dated August 5, 1998 between the Company and Infinity.

      10.16*  --     A Note dated August 5, 1998 by the Company in favor of
                     Infinity.

      10.17*  --     B Note dated August 5, 1998 by the Company in favor of
                     Infinity.

      10.18*  --     Guaranty dated August 5, 1998 by Michael Thomas in favor of
                     Infinity.

      10.19*  --     Amended and Restated Pledge Agreement dated August 5, 1998 between UPET and Infinity.

      10.20*  --     Amended and Restated Security Agreement dated August 5,
                     1998 between the Company and Infinity.

      10.21   --     Form of Debentures, filed as Exhibit 10.11 to the
                     Company's Current Report on Form 8-K filed with the
                     Commission on May 12, 1997 and incorporated herein by reference.

      16.3    --     Letter dated February 20, 1997 from Morton S. Robson to
                     Larry Felts of Coopers & Lybrand filed as Exhibit 16.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, and incorporated herein by reference.

      16.4    --     Letter dated February 28, 1997 from Coopers & Lybrand to
                     the Commission filed as Exhibit 16.2 to the Company's
                     Annual Report on Form 10-K for year ended 12-31-97.

      21*     --     Subsidiaries of the Company.


      23.3    --     Consent of R.W. Coburn, Registered Petroleum Engineer,
                     filed as Exhibit 23 to the Company's Annual Report on Form
                     10-KSB for the fiscal year ended December 31, 1997, and incorporated herein by reference.

      27*     --     Financial Data Schedule

----------

* Filed herewith.

(b) Financial Statements

Balance Sheets
Statement of Income
Statement's of Stockholders' Equity
Statement of Cash Flows

Financial Statement Schedules:

Schedule II - Accounts Receivable from
Related Parties,
Underwriters, Promoters,
and Employees other than
Related Parties

Schedule X - Supplementary Income Statement Information

(c)  Reports on Form 8-K

     1. There were no reports on Form 8-K filed for the three months ended December 31, 1998.

     2. The Company filed a report on Form 8-K on January 19, 1999, under Item
3. Bankruptcy or Receivership, related to the fact that, on January 14, 1999, United Petroleum Corporation filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

     The Company also filed a report on Form 8-K on March 7, 1999, under Item 4, Changes in Registrant's Certifying Accountants, and an amendment to the Form 8-K on April 6, 1999, in connection with a change in the Company's accountants and to include the required exhibits.

                          United Petroleum Corporation
                                       and
                                  Subsidiaries

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES




                                    I N D E X



                                                                                              PAGE
                                                                                              ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                      F-2

CONSOLIDATED:
     BALANCE SHEET
         DECEMBER 31, 1998                                                                    F-3

     STATEMENTS OF OPERATIONS
         YEARS ENDED DECEMBER 31, 1998 AND 1997                                               F-4

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
         YEARS ENDED DECEMBER 31, 1998 AND 1997                                               F-5

     STATEMENTS OF CASH FLOWS
         YEARS ENDED DECEMBER 31, 1998 AND 1997                                              F-6/7

     NOTES TO FINANCIAL STATEMENTS                                                          F-8/26



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
United Petroleum Corporation


We have audited the consolidated balance sheet of UNITED PETROLEUM CORPORATION AND SUBSIDIARIES as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of United Petroleum Corporation and Subsidiaries for the year ended December 31, 1997, were audited by other auditors whose report, dated April 14, 1998, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Petroleum Corporation and Subsidiaries as of December 31, 1998, and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has suffered recurring losses from operations and, as more fully discussed in Note 4 to the consolidated financial statements, at December 31, 1998 the Company is in default of certain loans and debentures. In addition, as discussed in Note 15 to the consolidated financial statements, on January 14, 1999, United Petroleum Corporation (the "Parent") filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                J.H. COHN LLP

Roseland, New Jersey
April 9, 1999

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                     ASSETS

Current assets:
     Cash                                                                $       78,216
     Accounts receivable                                                        106,719
     Inventories                                                                171,362
     Prepaid expenses and other current assets                                   50,794
                                                                         --------------
              Total current assets                                              407,091
                                                                         --------------
Property and equipment:
     Gas and oil properties, net                                              3,043,240
     Premises and equipment, net                                              5,812,192
                                                                         --------------
              Total                                                           8,855,432
Deferred costs                                                                  553,099
Other assets                                                                     97,303
Property held for sale                                                        2,945,047
                                                                         --------------
              Total                                                      $   12,857,972
                                                                         ==============
                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Current portion of long-term debt                                   $   14,224,544
     Accounts payable                                                           319,736
     Accrued expenses                                                            78,934
     Preferred stock dividends payable                                        2,113,362
     Accrued interest on debentures                                           1,026,030
     Accrued interest on Notes A and B                                          456,099
                                                                         --------------
              Total liabilities                                              18,218,705
                                                                         --------------
Minority interest in subsidiary                                                  50,000
                                                                         --------------
Commitments and contingencies

Stockholders' deficiency:
     Cumulative convertible preferred stock; $.01 par value;
         10,000,000 shares authorized:
         Series A, 7%; 9,912 shares issued and outstanding                           99
         Series B, 8%; 1,833 shares issued and outstanding                           18
     Common stock, $.01 par value; 50,000,000 shares authorized;
         30,565,352 shares issued and outstanding                               305,653
     Additional paid-in capital                                              24,865,373
     Accumulated deficit                                                    (30,581,876)
                                                                         --------------
              Total stockholders' deficiency                                 (5,410,733)
                                                                         --------------
              Total                                                      $   12,857,972
                                                                         ==============


See Notes to Consolidated Financial Statements.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                                   1998            1997
                                                              ------------    ------------

Sales                                                         $  6,179,556    $  9,720,861
Cost of sales                                                    4,793,367       7,333,910
                                                              ------------    ------------

Gross profit                                                     1,386,189       2,386,951
                                                              ------------    ------------

Operating expenses:
     Selling, general and administrative                         3,299,618       3,642,102
     Write-downs for asset impairment                              741,430       3,697,751
     Gain on sale of property and equipment                        (31,403)
     Other                                                                       1,047,811
                                                              ------------    ------------
              Totals                                             4,009,645       8,387,664
                                                              ------------    ------------

Loss from operations                                            (2,623,456)     (6,000,713)
                                                              ------------    ------------

Other income (expense):
     Lease and other income                                        187,740          73,125
     Write-off of loan costs                                      (354,117)       (478,548)
     Interest expense, including amortization of loan fees
         and discount on convertible debentures of $166,457
         and $1,357,229                                         (1,662,364)     (2,846,906)
     Gain on sale of subsidiary                                    132,088
                                                              ------------    ------------
              Totals                                            (1,696,653)     (3,252,329)
                                                              ------------    ------------

Loss before income taxes                                        (4,320,109)     (9,253,042)

Provision for deferred income taxes                                              2,885,000
                                                              ------------    ------------
Net loss                                                        (4,320,109)    (12,138,042)

Preferred stock dividends                                       (1,626,686)     (1,234,555)
                                                              ------------    ------------

Net loss available to common stockholders                     $ (5,946,795)   $(13,372,597)
                                                              ============    ============

Basic net loss per common share                               $       (.20)   $       (.71)
                                                              ============    ============

Basic weighted average number of common shares
     outstanding                                                30,426,352      18,812,739
                                                              ============    ============




See Notes to Consolidated Financial Statements.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 1998 AND 1997




                                               Series A                    Series B
                                            Preferred Stock              Preferred Stock                 Common Stock
                                      ---------------------------   ---------------------------   ---------------------------
                                         Shares         Amount         Shares         Amount         Shares          Amount
                                      ------------   ------------   ------------   ------------   ------------   ------------

Balance, January 1, 1997                                                                            11,828,156   $    118,281
Conversion of debentures to
   Series A and B preferred stock,
   net of related cost of issuance,
   discounts and fees of $1,703,962          9,912   $         99          1,833   $         18
Conversion of debentures to
   common stock, net of related
   costs of issuance, discounts
   and fees of $321,586                                                                              7,129,700         71,297
Dividends declared:
   Series A preferred stock at 18%
   Series B preferred stock at 8%
Issuance of common stock for:
   Payment of dividends on
     Series A preferred stock                                                                        2,998,100         29,981
   Payment of interest on debentures                                                                 2,770,000         27,700
   Services                                                                                          4,553,600         45,536
Collections on stockholder note
   receivable
Net loss
                                      ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997                   9,912             99          1,833             18     29,279,556        292,795
Dividends declared:
   Series A preferred stock at
     18% and 7%
   Series B preferred stock at 8%
Issuance of common stock for
   services                                                                                          1,285,796         12,858
Write-off of stockholder note
   receivable
Net loss
                                      ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1998                   9,912   $         99          1,833   $         18     30,565,352   $    305,653
                                      ============   ============   ============   ============   ============   ============


                                       Additional                     Stockholder
                                         Paid-in      Accumulated        Note
                                         Capital        Deficit        Receivable         Total
                                      ------------    ------------    ------------    ------------


Balance, January 1, 1997              $ 13,696,878    $(11,262,484)   $ (1,237,003)   $  1,315,672
Conversion of debentures to
   Series A and B preferred stock,
   net of related cost of issuance,
   discounts and fees of $1,703,962      8,284,721                                       8,284,838
Conversion of debentures to
   common stock, net of related
   costs of issuance, discounts
   and fees of $321,586                  1,492,287                                       1,563,584
Dividends declared:
   Series A preferred stock at 18%                      (1,160,619)                     (1,160,619)
   Series B preferred stock at 8%                          (73,936)                        (73,936)
Issuance of common stock for:
   Payment of dividends on
     Series A preferred stock              717,900                                         747,881
   Payment of interest on debentures     1,066,146                                       1,093,846
   Services                                778,373                                         823,909
Collections on stockholder note
   receivable                                                               49,571          49,571
Net loss                                               (12,138,042)                    (12,138,042)
                                      ------------    ------------    ------------    ------------
Balance, December 31, 1997              26,036,305     (24,635,081)     (1,187,432)        506,704
Dividends declared:
   Series A preferred stock at
     18% and 7%                                         (1,480,024)                     (1,480,024)
   Series B preferred stock at 8%                         (146,662)                       (146,662)
Issuance of common stock for
   services                                 16,500                                          29,358
Write-off of stockholder note
   receivable                           (1,187,432)                      1,187,432
Net loss                                                (4,320,109)                     (4,320,109)
                                      ------------    ------------    ------------    ------------

Balance, December 31, 1998            $ 24,865,373    $(30,581,876)   $         --    $ (5,410,733)
                                      ============    ============    ============    ============




See Notes to Consolidated Financial Statements.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                   1998            1997
                                                                              ------------    ------------
Operating activities:
     Net loss                                                                 $ (4,320,109)   $(12,138,042)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                             945,347       1,578,772
         Deferred income taxes                                                                   2,885,000
         Write-downs for asset impairment                                          741,430       3,697,751
         Gain on sale of property and equipment                                    (31,403)
         Write-off of receivables                                                                   12,423
         Common stock issued for services                                           29,358         823,909
         Common stock issued for payment of interest                                             1,093,846
         Gain on sale of subsidiary                                               (132,088)
         Changes in operating assets and liabilities:
              Accounts receivable                                                    5,658         347,323
              Inventories                                                          150,586         312,317
              Other current assets                                                  45,207        (302,332)
              Accounts payable and accrued expenses                                834,019         704,173
                                                                              ------------    ------------
                  Net cash used in operating activities                         (1,731,995)       (984,860)
                                                                              ------------    ------------

Investing activities:
     Acquisition of gas and oil properties                                         (12,500)        (57,452)
     Acquisition of property and equipment                                        (194,168)     (1,646,192)
     Proceeds from sale of property and equipment                                   52,526         522,527
     Proceeds from sale of marketable securities                                                   171,944
     Proceeds from sale of subsidiary                                              266,500
                                                                              ------------    ------------
                  Net cash provided by (used in) investing activities              112,358      (1,009,173)
                                                                              ------------    ------------

Financing activities:
     Proceeds from issuance of convertible debentures,
         net of discount of $491,666                                                             1,813,425
     Payment of issuance cost of debentures                                                        (63,425)
     Proceeds from short-term borrowings                                                           100,224
     Repayments of short-term borrowings                                                          (102,395)
     Proceeds from issuance of debt                                              2,109,353         395,895
     Principal payments on debt                                                    (24,581)       (203,270)
     Reorganization costs                                                         (553,099)
     Proceeds from minority interest                                                               200,000
                                                                              ------------    ------------
                  Net cash provided by financing activities                      1,531,673       2,140,454
                                                                              ------------    ------------

Net increase (decrease) in cash                                                    (87,964)        146,421

Cash, beginning of year                                                            166,180          19,759
                                                                              ------------    ------------

Cash, end of year                                                             $     78,216    $    166,180
                                                                              ============    ============

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                             1998         1997
                                                                         ----------   ----------

Supplemental disclosure of cash flow information:
    Interest paid                                                        $   52,880   $  757,493
                                                                         ==========   ==========

    Interest capitalized                                                              $   62,505
                                                                                      ==========


Supplemental disclosure of noncash investing and financing
    activities:
    Sale of retail outlets under debt assumption agreements                           $4,601,931
                                                                                      ==========

    Issuance of preferred stock for debentures                                        $8,284,838
                                                                                      ==========

    Issuance of common stock for the following:
      Debentures                                                                      $1,563,584
                                                                                      ==========
      Services                                                           $   29,358   $  823,909
                                                                         ==========   ==========

      Payment of interest on debentures                                               $1,093,846
                                                                                      ==========
      Payment of dividends on preferred stock                                         $  747,881
                                                                                      ==========

    Purchase of notes payable by related party                           $4,985,385
                                                                         ==========

    Write-off of stockholder note receivable                             $1,187,432
                                                                         ==========
    Forgiveness of payable, in connection with of sale of wells          $   71,208
                                                                         ==========




See Notes to Consolidated Financial Statements.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Business and summary of significant accounting policies:

           Principles of consolidation:

              The consolidated financial statements include the accounts of United Petroleum Corporation (the "Parent") and its wholly-owned subsidiaries, Calibur Systems, Inc. ("Calibur") and Jackson-United Petroleum Corporation ("Jackson"), and its majority owned subsidiaries, CTV Studios, Inc. and UCI Teleport, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

           Business:

              The Company's business activities are conducted through the subsidiaries and are contained within two primary industry segments (retail operations and oil and gas operations). Calibur conducts the retail operations through convenience stores, express lube centers and car washes providing a variety of car wash and detailing services, gasoline, automotive, food and beverage and related products throughout eastern Tennessee and northern Georgia. Jackson is in the business of developing oil and gas properties and marketing oil and gas production. Jackson's oil and gas properties are located within the United States, primarily in eastern Kentucky and western Pennsylvania, and include producing properties and properties under development. CTV Studios, Inc. and UCI Teleport, Inc., which was sold in 1998, were formed to conduct activities in the broadcasting industry. Neither entity had any operations in 1998 or 1997.

           Use of estimates:

              The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

           Inventories:

              Inventories are stated at the lower of cost or market. Cost of gasoline sales is determined using the first-in, first-out method. Cost of convenience store sales is determined using the average retail cost method.

           Revenue recognition:

              The Company recognizes revenue as gas is sold or gathered and marketed to third parties.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Business and summary of significant accounting policies (continued):

           Costs of development and expansion activities:

              When the Company undertakes significant development and expansion activities to add new retail outlets, modernize and expand existing locations, acquire additional gas and oil properties, and continue development of existing gas and oil properties, additional costs of staffing and overhead are allocated to these assets along with an estimate of incremental overhead costs. Additionally, it is the Company's policy to capitalize the cost of the estimated time of employees and independent contractors that are specifically assigned to these activities to the assets under construction or development. These costs totaled $372,284 in 1997. No costs were capitalized in 1998.

            Property and equipment:

              Property and equipment are recorded at cost and are depreciated and amortized on the straight-line method over the estimated useful lives of the assets as follows:


                     Buildings and improvements             15-40 years
                     Machinery and equipment                 6-10 years
                     Automobiles                              3-4 years

            Oil and gas properties:

              The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of gas and oil reserves, including directly related overhead costs, are capitalized.

              All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.

              In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted using a 10% rate on future net revenue from proved reserves, based on current economic and operating conditions, plus lower of cost or fair market value of unproved properties.

            Capitalized interest:

              The Company capitalizes interest on construction in progress and expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use and is amortized over the expected life of the related asset.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Business and summary of significant accounting policies (continued):

            Deferred reorganization costs:

              The Company has incurred costs relating to its Reorganization Plan under Chapter 11 of the Federal Bankruptcy Code (see Note 15). If the Reorganization Plan is approved by the Bankruptcy Court, these costs will be charged to paid-in capital. If the Reorganization Plan is not approved, the costs will be charged to operations. At December 31, 1998, deferred reorganization costs amounted to $553,099.

            Debenture discount and debenture issue costs:

              Discount and issue costs associated with the convertible debentures are being amortized over the terms of the related debentures, based on the amount of outstanding debt, using the effective interest method. For the years ended December 31, 1998 and 1997, amortization expense relating to debenture discount and debenture issue costs amounted to $233,000 and $1,787,000, respectively.

            Deferred loan costs:

              Deferred loan costs, included in other assets, associated with various debt issues are being amortized over the terms of the related debt using the straight-line method. For the years ended December 31, 1998 and 1997, amortization expense relating to deferred loan costs amounted to $118,000 and $50,000, respectively.

            Property held for sale:

              It is the Company's policy to make available for sale property considered by management as excessive and no longer necessary for the operations of the Company. At December 31, 1998, the net book value of property and equipment classified as held for sale consists of the following:


                     Wells (see Note 3)                                        $   650,000
                     Retail locations, including equipment (see Note 6)          2,295,047
                                                                               -----------
                         Total                                                 $ 2,945,047
                                                                               ===========

            Income taxes:

              The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities be computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of significant accounting policies (continued):

            Stock options:

              In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company will recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied, if such amounts differ materially from the historical amounts.

            Loss per common share:

              The Company presents "basic" and, if applicable, "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the conversion of debentures and preferred shares or the exercise of stock options, were issued during the period.

              Only basic net loss per common share amounts have been presented in the accompanying consolidated statements of operations since the Company had a net loss in those years and the assumed effects of either the conversion of debentures and preferred shares or the exercise of stock options would be anti-dilutive.

            Impairment of long-lived assets:

              The Company reviews its long-lived assets, including property, equipment and gas and oil properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

            Segment information:

              Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS 131") which requires disclosures for each segment of a business and the determination of segments based on its internal management structure.

                 UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Business summary of significant accounting policies (concluded):

            Recent pronouncements:

              The Financial Accounting Standards Board had issued certain other pronouncements as of December 31,1998 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will effect any financial accounting measurements or disclosures the Company will be required to make.

            Reclassifications:

              Certain accounts in the 1997 consolidated financial statements have been reclassified to conform to 1998 presentations.


Note 2 - Basis of presentation:

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company's securities have been delisted from the NASDAQ stock market, the Company has suffered recurring losses from operations and, at December 31,1998, is in violation of certain loan and convertible debenture covenants. In addition, the Company was unable to meet its loan and convertible debenture obligations as they became due (see Note 4). On January 14, 1999, the Parent filed a petition in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Federal bankruptcy laws (see Note 15). The Parent has continued, as debtor in possession in Chapter 11, to conduct its business in the ordinary course, subject to control of the Court. The Parent intends to propose a Reorganization Plan with its creditors and stockholders which will provide for the satisfaction of their respective claims and interests on terms to be agreed upon with its creditors and stockholders. However, there is no assurance that the Parent will be able to reach an accommodation with its creditors and stockholders under Chapter 11.

              The Company's ability to continue as a going concern is dependent upon the Parent's ability to develop a Reorganization Plan acceptable to its creditors and stockholders, obtain Court approval of the plan and ultimately, achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Property and equipment:

Premises and equipment:
   Premises and equipment consist of the following:


      Land and buildings                                       $    4,046,174
      Leasehold, paving and other improvements                      1,049,242
      Fixtures and equipment                                        3,598,547
                                                               --------------
          Total                                                     8,693,963
      Less accumulated depreciation and amortization                2,881,771
                                                               --------------
          Total                                                $    5,812,192
                                                               ==============

              Depreciation and amortization expense for the years ended December 31, 1998 and 1997 was approximately $541,000 and $577,000, respectively.

            Oil and gas properties:

              The Company's oil and gas properties are located within the United States. Acquisition costs include costs incurred to purchase, lease or otherwise acquire oil and gas properties. Exploration costs include the costs of geological and geophysical activity, carrying and retaining undeveloped properties and drilling and equipping exploratory wells. Development costs include the costs of drilling and equipping development wells and facilities to extract, treat and gather and store oil and gas. Costs incurred, which include amounts that were expensed and capitalized, are summarized as follows:


                                                          1998            1997
                                                     ------------    ------------

Proved leasehold properties                          $     12,500    $     10,855
Development costs                                                          46,597
Amortization                                              (51,625)       (128,021)
                                                     ------------    ------------
    Totals                                                (39,125)        (70,569)
Well sold                                                (325,000)
Write-down for impairment                                (741,430)     (3,366,730)
Reclassification of wells available for sale             (650,000)
                                                     ------------    ------------

    Net decrease                                     $ (1,755,555)   $ (3,437,299)
                                                     ============    ============

              Capitalized costs for oil and gas exploration and production activities and the related accumulated amortization are summarized as follows:


                                                          1998            1997
                                                     ------------    ------------

Proved properties not subject to amortization        $  3,043,240    $  3,055,740
Proved properties being amortized                                       1,929,132
Less accumulated amortization                                            (186,077)
                                                     ------------    ------------

    Net capitalized costs                            $  3,043,240    $  4,798,795
                                                     ============    ============

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Property and equipment (concluded):

            Oil and gas properties (concluded):

              Due to the sharp decline in the market value of the Company's shares along with falling prices for natural gas, the Company's ability to obtain sufficient financing to further develop its oil and gas properties is limited. Accordingly, the Company suspended development activities in its oil and gas business segment and has abandoned certain properties. For the years ended December 31, 1998 and 1997, the Company recorded an asset impairment loss of $741,430 and $3,366,730, respectively.

              In 1997, the Company decided to write-down certain wells to their fair value of $300,000. In 1998, the Company sold these wells for approximately $411,000 which consisted of cash of $340,000 and forgiveness of accounts payable of approximately $71,000. In connection therewith, the Company incurred expenses of approximately $34,000 resulting in a gain of $77,000 which is included in the 1998 consolidated statement of operations.

              In November 1998, the Company entered into a contract to sell sixteen wells (the "Wells") located in Pennsylvania for $650,000. The net book value of the Wells approximated $1,095,000. Accordingly, the Company has written down the Wells to $650,000 less costs to sell, which are estimated to be negligible, resulting in a $445,000 impairment loss which is included in the 1998 consolidated statement of operations. The Wells are classified as property held for sale in the consolidated balance sheet at December 31, 1998. Revenue from the Wells for the years ended December 31, 1998 and 1997 was approximately $115,000 and $252,000, respectively.

              In 1998, based on the Company's financial condition and the ability of the remaining wells to generate revenue, the Company abandoned certain other wells which resulted in a write-down of approximately $296,000 which is included in the 1998 consolidated statement of operations.

              Initial production from the Company's oil and gas properties commenced in October 1996. Total revenue in 1998 and 1997 amounted to approximately $115,000 and $292,000, respectively. Related associated production costs were approximately $13,000 in 1997. There were no production costs in 1998.

              In November 1993, the Company acquired the interest of Jackson County Gas in certain oil and gas properties comprised of approximately 33,000 acres situated in Jackson and Rock Castle Counties, Kentucky. Total capitalized costs approximated $3,043,000 at December 31, 1998.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Long-term debt:

            Long-term debt consists of the following:


                Convertible debentures in default with coupon rates of 6%
                and 7%, net of discount of $235,275                                      $   6,213,543

                Calibur consolidated loan in default ("A" Note). Principal was due on January 1, 1999 with interest due monthly at
                15%, personally guaranteed by a principal stockholder,
                secured by the stock of the subsidiaries and collateralized
                by all assets of the Company                                                 4,200,000

                Consolidated bridge loan in default ("B" Note). Principal
                and interest at 15% was due on January 1, 1999, personally guaranteed by a principal stockholder, secured by the stock of the subsidiaries and collateralized by all assets of the
                Company                                                                      2,775,530

                U.S. Small Business Administration note payable in monthly installments of $6,369 including interest at 8% through
                July 2019, personally guaranteed by a principal stockholder
                and collateralized by certain property                                         761,383

                U.S. Small Business Administration note payable in monthly installments of $1,863 including interest at 8% through July
                1999, personally guaranteed by a principal stockholder and
                collaterlized by certain property                                              154,880

                Unsecured note payable in monthly installments of $10,370
                including interest at 8% through December 1999, personally
                guaranteed by a principal stockholder                                          119,208
                                                                                         -------------
                                                                                            14,224,544
                Less current portion                                                        14,224,544
                                                                                         -------------
                Long-term debt                                                           $          --
                                                                                         =============

              As the Company is in default under the majority of the aforementioned debentures and loans, all of the long-term debt is classified as a current liability at December 31, 1998.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Long-term debt (continued):

              In 1996, the Company completed a private placement of convertible debentures (the "Debentures"). Through the offering, the Company sold $27,500,000 Debentures generating net proceeds of approximately $18,000,000 after deducting debt discount and issuance costs. These Debentures would have expired through October 1998 and would have provided for interest at 6% and 7%, payable quarterly. The Debentures were convertible into common stock at the holders option after passage of the statutory holding period (generally forty-five days from the date of issuance). After one year from the date of issuance, the Company could require conversion of unconverted Debentures. The number of shares of common stock issuable upon conversion was based on the average of the closing bid prices as quoted by NASDAQ for the five days prior to the election to convert.

              On April 30, 1997, the Company and certain Debenture holders (the "Holders") entered into a letter agreement (the "Letter Agreement") whereby the Company and the Holders agreed to modify certain terms of the Debentures in settlement of disputes. The Letter Agreement reduced the face amount of the Debentures by 10% and increased the interest rates to 18% for a period of one year. In addition, the Letter Agreement provided for the conversion of $9,912,000 of Debentures into 9,912 shares of newly authorized 18% Series A cumulative convertible preferred stock, the conversion of $623,200 of Debentures into 1,246,400 shares of common stock, and the issuance of 860,774 shares of common stock in settlement of all unpaid interest. After one year, at the option of the preferred stockholders and the Holders, the dividend rate shall either be reduced from 18% to 7% or the preferred stockholders may surrender 10% of the preferred stock to the Company and continue to receive a dividend of 18%. In April 1998, the preferred stockholders elected to reduce the interest and dividend rates to 7%.

              The principal reduction of the Debentures amounted to $1,495,680 which was accounted for in accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, ("SFAS 15"). SFAS 15 generally requires that if the carrying amount of the debentures does not exceed future cash payments, the carrying amount of the debentures should not be adjusted and no gain will be recognized but a new effective interest rate is computed and amortized over the life of the debentures.

              On April 30, 1997, two of the Debentures with carrying values of $3,549,120 were amended and restated to provide for a maturity date of September 1, 1999 and interest rates identical to the terms in the above mentioned Letter Agreement.

              In July 1997, in settlement of a claim brought against the Company in 1996, the plaintiff converted $1,833,333 of Debentures into 1,833 shares of Series B Cumulative Convertible Preferred Stock.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Long-term debt (concluded):

              During 1997, the Company issued two additional convertible debentures totaling $2,241,666 generating net proceeds of $1,750,000 after deducting debt discount and debt issuance costs of $491,666. The debentures provide for payments of interest ranging from 6% to 18%. One debenture matures on September 1, 1999 and the other debenture was scheduled to mature on February 28, 1998.

              On April 15, 1998, the Company received a $750,000 bridge loan from a preferred stockholder. In June 1998, the preferred stockholder purchased an aggregate of eleven secured loans to Calibur totaling $4,985,385 from the original lenders. On August 5, 1998, the Company received an additional bridge loan from the preferred stockholder which provided for additional financing totaling $1,236,616. On August 5, 1998, the preferred stockholder and the Company agreed to refinance and consolidate the loans into the Consolidated Credit Agreement (the "Credit Agreement"). The Credit Agreement is divided into the A Note and the B Note. Both notes were scheduled to mature on January 1, 1999 and originally provided for interest at 12%. The interest on the A Note was to be paid monthly and the interest on the B Note was to be paid on January 1, 1999. The Company is presently in default under the terms of the Credit Agreement and, as provided in the Credit Agreement, in the event of default, interest is to be computed at 15%.


Note 5 - Provision for income taxes:

              The provision for deferred income taxes in 1997 consists of the following:


                  Federal                                          $  2,972,100
                  State (credit)                                        (87,100)
                                                                   ------------
                     Total                                         $  2,885,000
                                                                   ============

              The provision for income taxes in 1998 and 1997 differs from the amount computed using the Federal statutory rate of 34% as a result of the following:


                                                                                            1998               1997
                                                                                            ----               ----
                  Tax at Federal statutory rate                                                (34)%              (34)%
                  State income taxes, net of Federal tax                                        (4)                 1
                  Reversal of deferred tax assets                                                                  64
                  Valuation allowance                                                           38
                                                                                            ------              -----

                     Effective tax rate                                                         --%                31%
                                                                                            ======              =====

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Provision for income taxes (concluded):

              At December 31, 1998, deferred tax assets are attributable to the following:


                  Depreciation                                          $      437,000
                  Intangible drilling costs                                  1,439,000
                  Net operating loss carryforwards                           9,133,000
                  Less valuation allowance                                 (11,009,000)
                                                                        --------------

                               Total                                    $           --
                                                                        ==============


              At December 31, 1998, the Company has Federal and state net operating loss carryforwards of approximately $26,000,000 and $7,000,000, respectively, which, if unused, will expire through 2018. Due to the potential changes in the ownership of the Company which might result from the Company's Reorganization Plan, the utilization of these loss carryforwards may be subject to substantial annual limitations. Valuation allowances have been recorded since it is more likely than not the Company will not realize all of the tax benefits.


Note 6 - Commitments:

            Leases:

              The Company leases some of its retail locations and corporate headquarters under operating leases which expire in years between 2001 and 2010. Three of the leases provide for two consecutive five year renewal options, one lease provides for two consecutive ten year renewal options and one lease is in its first five year renewal option with four consecutive five year renewal options remaining. Most of the leases require the Company to pay operating expenses.

              Future minimum lease payments in each of the five years subsequent to December 31, 1998 and in the aggregate are as follows:


                        Year Ending
                        December 31,                                   Amount
                        ------------                               -------------

                            1999                                   $   270,000
                            2000                                       262,000
                            2001                                       245,000
                            2002                                       221,000
                            2003                                       221,000
                            Thereafter                               1,148,000
                                                                   -----------
                               Total                               $ 2,367,000
                                                                   ===========


              Rent expense amounted to $353,408 and $278,124 in 1998 and 1997, respectively.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Commitments (concluded):

            Leases (concluded):

              In 1998, the Company entered into lease agreements for two of its retail locations which grant the lessee the option to purchase the underlying premises throughout the lease term. One of the leases expires in May 1999 while the other lease expires in June 2003 and contains three consecutive five year renewal options. At December 31, 1998, premises and equipment totaling $2,295,047 has been recorded as property available for sale (see Note 1).

              Future minimum lease payments to be received under these leases are as follows:


                       Year Ending
                       December 31,                            Amount
                       ------------                           ---------

                           1999                             $  113,150
                           2000                                 72,000
                           2001                                 72,000
                           2002                                 72,000
                           2003                                 30,000
                                                            ----------

                              Total                         $  359,150
                                                            ==========

              Rent income amounted to approximately $100,000 in 1998.

            Employment agreements:

              In 1996, the Company entered into employment agreements with both its Chief Financial Officer and Chief Executive Officer which will expire in September 2001. Compensation under these agreements aggregated approximately $325,000 in 1998 and will be approximately $225,000 annually thereafter.


Note 7 - Related party transactions:

              On July 1, 1997, the Company entered into a five year agreement with a related corporation engaged in manufacturing and distribution which is controlled by the Company's Chief Executive Officer. The agreement provides for the Company to purchase exclusively, in areas served by the related corporation, its gasoline inventories at a price of $.01 per gallon above cost plus freight. For the years ended December 31, 1998 and 1997, purchases under this agreement were approximately $989,000 and $525,000, respectively. During the year ended December 31, 1997, transactions between the Company and the related corporation also included equipment sales, chemicals, supplies and certain ongoing construction activities conducted for the Company by the related corporation. In 1997, equipment sales and construction activities and repairs and maintenance were approximately $258,000 and $323,000, respectively. Amounts included in accounts payable approximated $19,000 as of December 31, 1998. There were no construction activities in 1998.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 7 - Related party transactions (concluded):

              During the year ended December 31, 1997, the Company sold certain existing locations to its Chief Executive Officer and to a member of its Board of Directors. The Company recognized a gain of $248,456 on the sale of a retail location to the board member in exchange for his assumption of related debt of $356,957 and the payment of $152,385 in cash. The Company recognized a net loss of $38,944 on the sale of another retail location to the Chief Executive Officer. In exchange for the location, the Company accepted a receivable of $300,000 from the officer, who also assumed liabilities of $3,028,744. In 1998, the receivable was repaid.

              Also in 1997, as shown in Note 12, the Company paid the Chief Executive Officer a fee of $81,280, approximating 1% of the Company's debt for which he served as guarantor.

              During the year ended December 31, 1997, the Company abandoned certain leasehold improvements on property the Company leased from its Chief Executive Officer. The Company recognized a loss of $236,577 on the abandonment.

              In 1996, the Chief Executive Officer entered into certain lease agreements with the Company which provided for an aggregate monthly rental of $27,000. In 1997, some of the leases, by mutual agreement, were terminated. In 1998, the Company relocated its corporate headquarters and terminated the remaining lease agreement with the Chief Executive Officer. For the years ended December 31, 1998 and 1997, rent expense paid to the Chief Executive Officer approximated $22,000 and $177,000, respectively.

Note 8 - Sale of subsidiary:

              In January 1998, the Company sold UCI Teleport, Inc. for approximately $266,000, net of expenses, resulting in a gain of approximately $132,000.

Note 9 - Stock options:

              The Company has a stock option plan (the "Plan") that provides for the granting of incentive and nonqualified options to selected key employees, officers, directors and consultants.

              Options granted to employees are nontransferable and are for both active shares and restricted shares that carry continuing legal restrictions on transfer upon exercise of the options. Generally, the options are exercisable upon grant date with expiration dates ranging from five to ten years from date of grant. There were no options granted in 1998.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Stock options (concluded):

            Activity in the Plan is as follows:


                                                1998                                             1997
                          -----------------------------------------------   ----------------------------------------------
                              Number of                                      Number of
                               Options          Price          Average        Options           Price          Average
                          ---------------   -------------   -------------   -------------    ------------   --------------
Options outstanding,
   beginning of year           3,016,608      $ .26-$1.00   $         .34       2,200,004     $2.04-$4.06   $        2.47
Original options that
   were canceled due
   to repricing                                                                (1,816,668)    $2.04-$4.06
Options granted due
   to repricing                                                                 1,816,668     $ .26-$1.00
Options granted                                                                 1,200,000     $ .26-$1.00             .47
Options canceled                                                                 (383,336)    $.38-$3.625            2.25
                           -------------                                    -------------

Options outstanding,
   end of year                 3,016,668      $ .26-$1.00   $         .34       3,016,668     $ .26-$1.00   $         .34
                           =============                                    =============

              The Company has elected to make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), of net loss as if a fair value based method of accounting for stock options had been applied if such pro forma amounts differ materially from the historical amounts. Therefore, the Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and recognize compensation costs as a result of the issuance of stock options based on the excess, if any, of the fair value of the underlying stock at the date of grant (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock.

              The compensation cost, pro forma loss and loss per common share for 1998 and 1997 determined using a fair value based method of accounting for the stock options granted in 1997, as required by SFAS 123, would not differ materially from the corresponding historical amounts.


Note 10- Stockholders' equity:

              In March 1997, the Company amended its charter by authorizing up to 10,000,000 shares of $.01 par value preferred stock issuable as Series A cumulative convertible preferred stock ("Series A") and Series B cumulative convertible preferred stock ("Series B") each having a liquidation preference of $1,000 per share. At December 31, 1998 and 1997, the Company has outstanding 9,912 shares of Series A and 1,833 shares of Series B, with a stated liquidation preference value of $9,912,000 and $1,833,000, respectively.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Stockholders' equity (concluded):

              Dividends on the Series A, at the option of the Company, are payable in cash or shares of common stock quarterly at 7%. Dividends on the Series B, at the option of the Company, are payable in cash or stock quarterly at 8%. The shares of the Series A and Series B are on par with each other but rank senior to common stock.

              Series A and Series B are convertible into shares of the Company's common stock, at the preferred stockholder's option, based on the liquidation preference plus any unpaid or accrued dividends divided by a conversion price up to 1/13 and 1/15, respectively, of the stated value of all shares issued to such holder in each calendar month, on a cumulative basis, commencing July 1, 1997. The conversion price for the Series A and B is computed based on the greater of the average market price for the five consecutive trading days immediately preceding the conversion date or $1.00 (the fixed conversion price at December 31, 1998) not to exceed the ceiling price which is generally $3.00. Furthermore, at the option of the Company, any Series A which is outstanding on October 10, 1999 may be converted into shares of common stock at the mandatory conversion price as defined in the Letter Agreement. Any Series B which is outstanding on October 10, 2000 at the option of the Company, may be converted into shares of common stock at the mandatory conversion price as defined in the Letter Agreement.

              On April 30, 1997, $9,912,000 of the convertible debentures were converted into 9,912 shares of Series A. In addition, 1,833 shares of Series B were issued in connection with the conversion of $1,833,333 of convertible debentures in settlement of litigation with a debenture holder (see Note 4).

              During the year ended December 31, 1997, 2,998,100 shares of common stock were issued in lieu of payment of $747,881 of dividends on the Series A; 2,770,000 shares of common stock were issued in lieu of payment of $1,093,846 of interest on the convertible debentures; 4,553,600 shares of common stock were issued for $823,909 of services rendered; and 7,129,700 shares of common stock, net of related cost of issuance, discounts and fees of $321,586, were issued upon the conversion of $1,900,000 of convertible debentures.

              In connection with Letter Agreement (see Note 4), limitations were placed on the maximum number of shares of common stock which the group members, as defined in the Letter Agreement, may receive with respect to any conversion of convertible debentures or preferred shares. In addition, voting rights shall be limited to the extent necessary that no preferred stockholder or group of affiliated preferred stockholders may vote at any one time more than 4.99% of the total common shares.

              In December 1997, the Company's securities were delisted on the NASDAQ stock market thereby creating events of default under the forementioned agreements.

              During the year ended December 31, 1998, 1,285,796 shares of common stock were issued for $29,358 of services rendered.

              During the year ended December 31, 1998, the Company wrote off a stockholder note receivable in the amount of $1,187,432 relating to the issuance of shares of the Company's common stock prior to 1997.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11- Segment and related information:

              The Company operates two reportable segments which are comprised of the retail segment which operates the Company's convenience stores, express lube and car wash operations, and the oil and gas segment, which is comprised of oil and gas properties. In 1998, the Company entered into a contract to sell its remaining wells for $650,000. As a result of the contract to sell, the Company has classified the wells as available for sale property.

              The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on sales and loss from operations.

              Summarized financial information concerning the Company's reportable segments is shown in the following table:




                                   Retail          Oil and Gas        Corporate          Total
                               --------------    --------------    --------------    --------------
1998:

Sales                          $    6,064,357    $      115,199                      $    6,179,556
Segment loss                         (757,154)         (734,285)   $   (1,132,017)       (2,623,456)
Total assets                        8,441,736         3,739,719           676,517        12,857,972
Capital expenditures                  185,762            12,500             8,406           206,668
Depreciation and
    amortization on
    property and equip-
    ment                              540,767            51,625                             592,392





                                   Retail          Oil and Gas        Corporate          Total
                               --------------    --------------    --------------    --------------
1997:


Sales                          $    9,428,519    $      292,342                      $    9,720,861
Segment loss                         (129,944)       (3,339,528)   $   (2,531,241)       (6,000,713)
Total assets                        9,178,715         4,872,010           650,259        14,700,984
Capital expenditures                1,637,814            57,452             8,378         1,703,644
Depreciation and
    amortization on
    property and equip-
    ment                              572,241           133,385             4,764           710,390


Note 12- Other expenses:

Other expenses in 1997 consist of the following:


   Consulting fees                                                                   $      966,531
   Guarantee fees (see Note 7)                                                               81,280
                                                                                     --------------

      Total                                                                          $    1,047,811
                                                                                     ==============

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12- Other expenses (concluded):

              In its efforts to obtain additional capital for its operations, the Company engaged brokers, investment bankers and other consultants to assist in obtaining financing and pursuing mergers and acquisitions. $823,909 of these expenses were paid via the issuance of 4,553,625 shares of the Company's common stock in 1997.


Note 13- Contingencies:

              In June 1996, the Company engaged TAJ Global Equities ("TAJ") to act as the underwriter for a planned $20,000,000 offering of the Company's common stock. TAJ and Strategic Holdings, Inc. ("Strategic") also acted as consultants to the Company in connection with the offering and sale of the convertible debentures. The planned $20,000,000 offering was subsequently withdrawn.

              During the last two quarters of 1996, unusual and significant short selling occurred in the Company's common stock. This activity caused the Company to believe that purchasers of the debentures were involved in short sales in violation of the terms of the subscription agreements executed with the Company. The short sales activity caused the Company's stock prices to fall significantly. The Company's Board of Directors therefore authorized the purchase in the open market of up to 1,000,000 shares of the Company's common stock in an attempt to protect stockholders' interests.

              The Company engaged TAJ for this purpose and initially remitted approximately $1,800,000 to TAJ for the purpose of acquiring shares. The Company believes 117,000 shares at an approximate cost of $300,000 were initially purchased by TAJ for the Company, but the trade was soon thereafter canceled with the Company ultimately having no position in its stock. However, the Company learned that TAJ did purchase a significant number of shares (estimated at approximately 3,200,000 shares) for either its own account or customers' accounts and the Company believes some portion of those shares were subsequently resold by TAJ.

              It is the Company's position that TAJ acted without authority in the timing and volume of the share acquisitions. Strategic is one of the customers for which TAJ acquired shares. Strategic advised the Company that TAJ was not expressly authorized to acquire the Company's shares on its behalf. The Company was also advised that TAJ's acquisitions of the Company's shares were placed through its clearing broker, National Financial Service Corporation ("National"), and were not paid for. National advised the Company that if it did not advance to TAJ and Strategic the funds necessary to cover the unpaid trades, that it would liquidate its position in the Company's shares, causing a tremendous fall in the price of the Company's common stock and severe losses to its stockholders. In response to National's communication, the Company advanced an additional $1,617,959 and $7,382,703 as payment for the TAJ and Strategic respective shares.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 13- Contingencies (concluded):

             The total cost to the Company for these transactions was approximately $11,000,000 which was charged to operations in 1996.

             As a result of this matter, the Company has filed an action against TAJ and National and certain individuals alleging conspiracy to engage in a course of misconduct intended to defraud the Company, conversion, unjust enrichment, breach of fiduciary duty and associated causes of action and claiming compensatory and punitive damages in excess of $100,000,000. However, the Company does not have sufficient funds to pursue the litigation.

             In October 1998, an action was brought against the Company by Strategic seeking damages of approximately $550,000 arising from the Company's alleged breach of an agreement. The Company believes the claims are without merit. If Strategic's claim are determined to have merit, Strategic would have a general unsecured claim in the Company's bankruptcy proceedings.

             In addition, the Company is a party to various class action lawsuits brought against certain debentureholders and stockholders alleging that the Company is liable for claims sought by the plaintiffs. The Company believes the plaintiffs are stayed from pursuing these matters due to the bankruptcy proceedings.

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

             The Company participates in a Superfund (the "Superfund") established to clean-up environmental problems associated with petroleum caused contamination. Coverage under the Superfund is conditional on the Company's continued compliance with all Federal and state regulations regarding the sale and underground storage of petroleum products. Under the terms of the Superfund program, the Company's liability is limited to $20,000 per incident, per location. The Company carries no insurance with respect to environmental claims not covered by the Superfund. To the best of its knowledge, the Company is in compliance in all material respects with laws and regulations affecting its operations.

             In addition, the Company is a party to various other legal proceedings generally incidental to its business and primarily related to employee matters. The Company does not believe that any of these lawsuits will have a materially adverse effect on its consolidated financial position or results of operations.

                  UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 14- Fair value of financial instruments:

             As discussed in Note 15, on January 14, 1999, the Parent filed a petition for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. Accordingly, the fair value of financial instruments cannot currently be determined.


Note 15- Subsequent event:

             On January 14, 1999, the Parent filed a petition for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. The petition for relief does not include its two operating subsidiaries, Calibur and Jackson. However, as shown in Note 4, all assets of the Parent, including the common stock of the subsidiaries, are pledged as collateral for the debts of the Parent. Under Chapter 11, certain claims against the Parent in existence prior to the filing of the petition for relief under the Federal bankruptcy laws are stayed, while the debtor continues business operations as a debtor in possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.




                                      * * *

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on May 28, 1999 on its behalf by the undersigned thereunto duly authorized.

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


       Signature                                 Title                         Date

/s/ Michael F. Thomas
----------------------------------       Chief Executive Officer            May 28, 1999
Michael F. Thomas                        and Director


/s/ Dwight S. Thomas
----------------------------------       Secretary, Treasurer               May 28, 1999
Dwight S. Thomas                         and Director


/s/ Walter L. Helton
----------------------------------       Director                           May 28, 1999
Walter L. Helton

/s/ Eugenio Martinez
----------------------------------       Director                           May 28, 1999
Eugenio Martinez

                                                                            May 28, 1999
----------------------------------       Director
Antonio Julio Gimenez


----------------------------------       Director
Steven Bauer

                               INDEX TO EXHIBITS



    EXHIBIT
    NUMBER           DESCRIPTION
    -------          -----------
      2.1     --     Agreement and Plan of Merger, dated March 2, 1993,
                     between Calibur Systems, Inc. and United Petroleum
                     Corporation, filed as Exhibit 2.1 to the Company's Form 8-K filed with the Commission on April 22, 1993, and
                     incorporated herein by reference.

      2.2     --     Articles of Merger, filed as Exhibit 30 to the Company's
                     Transition Report on Form 10-KSB for the period from June
                     30, 1993 to December 31, 1993, and incorporated herein by
                     reference.

      2.3     --     Agreement and Certificate of Merger, by and between
                     United Petroleum Corporation and United Petroleum Delaware,
                     filed as Exhibit 3.4 to the Company's Annual Report on Form
                     10-KSB for the fiscal year ended June 30, 1991, and
                     incorporated herein by reference.

      3.1     --     Articles of Incorporation, filed as Exhibit 3.1 to the
                     Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1991, and incorporated herein by reference.

      3.2     --     Certificate of Amendment Authorizing Increase in
                     Capitalization to 50,000,000 shares, filed as Exhibit 3.8
                     to the Company's Annual Report on Form 10-KSB for the
                     fiscal year ended June 30, 1991, and incorporated herein by reference.

      3.3     --     Certificate of Amendment Authorizing 3 for 4 reverse split, filed as Exhibit 3 to the Company's Transition Report on
                     Form 10-KSB for the period beginning June 30, 1993 and
                     ended December 31, 1993, and incorporated herein by
                     reference.

      3.4     --     Certificate of Amendment dated March 14, 1997, filed as
                     Exhibit 3.10 to the Company's Annual Report on Form 10-KSB
                     for the fiscal year ended December 31, 1996, and
                     incorporated herein by reference.

      3.5     --     Certificate of Designations of Series A Preferred Stock,
                     filed as Exhibit A to Exhibit 10.11 to the Company's
                     Current Report on Form 8-K filed with the Commission on May
                     13, 1997.

      3.6     --     Bylaws of the Company, filed as Exhibit 3.2 to the
                     Company's Annual Report on Form 10-KSB for the year ended
                     June 30, 1991, and incorporated herein by reference.

      3.7     --     Amendment to the Company's Bylaws, filed as Exhibit 3.9 to the Company's Annual Report on Form 10-KSB for the fiscal
                     year ended June 30, 1991, and incorporated herein by
                     reference.

      10.3    --     Distribution Agreement, between Pennzoil and the Company
                     filed as Exhibit 10 to the Company's Annual Report on Form
                     10-KSB for the fiscal year ended December 31, 1991, and
                     incorporated hereby by reference.

      10.5    --     1994 Stock Option and Stock Bonus Plan filed as Exhibit
                     4 to the Company's Annual Report on Form 10-KSB for the
                     fiscal year ended December 31, 1994, and incorporated
                     herein by reference.

      10.6    --     1995 Amendment to the Stock Option and Stock Bonus Plan
                     filed as Exhibit 4.1 to the Company's Annual Report on Form
                     10-KSB for the fiscal year ended December 31, 1994.

      10.7    --     License Agreement dated June 29, 1993, between TCS
                     Systems, Inc. and Calibur Systems, Inc. filed as Exhibit
                     10.1 to the Company's Annual Report on Form 10-KSB for the
                     fiscal year ended December 31, 1994, and incorporated
                     herein by reference.

      10.10   --     Employment Agreement, between the Company and Michael F.
                     Thomas filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.


      10.11   --     Promissory Note of Strategic Holdings Corporation to the
                     order of the Company dated October 18, 1996, filed as
                     Exhibit 10.9 to the Company's Annual Report on Form 10-KSB
                     for the fiscal year ended December 31, 1996, and
                     incorporated herein by reference.

      10.12   --     Security Agreement granted by Strategic Holdings
                     Corporation in favor of the Company dated December 11,
                     1996, filed as Exhibit 10.9.1 to the Company's Annual
                     Report on Form 10-KSB for the fiscal year ended December
                     31, 1996, and incorporated herein by reference.

      10.13   --     Escrow Agreement dated December 11, 1996 between the
                     Company and Strategic Holdings Corporation filed as Exhibit
                     10.9.3 to the Company's Annual Report on Form 10-KSB for
                     the fiscal year ended December 31, 1996, and incorporated
                     herein by reference.

      10.15*  --     Amended, Restated and Consolidated Credit Agreement
                     dated August 5, 1998 between the Company and Infinity.

      10.16*  --     A Note dated August 5, 1998 by the Company in favor of
                     Infinity.

      10.17*  --     B Note dated August 5, 1998 by the Company in favor of
                     Infinity.

      10.18*  --     Guaranty dated August 5, 1998 by Michael Thomas in favor of
                     Infinity.

      10.19*  --     Amended and Restated Pledge Agreement dated August 5, 1998 between UPET and Infinity.

      10.20*  --     Amended and Restated Security Agreement dated August 5,
                     1998 between the Company and Infinity.

      10.21   --     Form of Debentures, filed as Exhibit 10.11 to the
                     Company's Current Report on Form 8-K filed with the
                     Commission on May 12, 1997 and incorporated herein by
                     reference.

      16.3    --     Letter dated February 20, 1997 from Morton S. Robson to
                     Larry Felts of Coopers & Lybrand filed as Exhibit 16.1 to
                     the Company's Annual Report on Form 10-KSB for the fiscal
                     year ended December 31, 1995, and incorporated herein by
                     reference.

      16.4    --     Letter dated February 28, 1997 from Coopers & Lybrand to
                     the Commission filed as Exhibit 16.2 to the Company's
                     Annual Report on Form 10-K for year ended December 31,
                     1997.

      21*     --     Subsidiaries of the Company.


      23.3    --     Consent of R.W. Coburn, Registered Petroleum Engineer,
                     filed as Exhibit 23 to the Company's Annual Report on Form
                     10-KSB for the fiscal year ended December 31, 1997, and
                     incorporated herein by reference.

      27*     --     Financial Data Schedule


----------

* Filed herewith.