Form 10QSB
period 1999-03-31
UNITED PETROLEUM CORP
filed 2000-01-04
CIK 82925

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                   ACT OF 1934

                        FOR THE TRANSITION PERIOD ENDED:

                         COMMISSION FILE NUMBER: 0-25006

     NAME OF SMALL BUSINESS ISSUER IN CHARTER: UNITED PETROLEUM CORPORATION

     STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION: DELAWARE

                     I.R.S. EMPLOYER I.D. NUMBER: 13-3103494

          ADDRESS OF PRINCIPAL EXECUTIVE OFFICES: 5800 N.W. 74TH AVENUE
                              MIAMI, FLORIDA 33166
                    ISSUER'S TELEPHONE NUMBER: (305) 592-3100

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED
  TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES ACT OF 1934 DURING THE
       PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT
         WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
                 SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                 (1) YES [ ] NO [X]          (2) YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 INDICATE THE NUMBERS OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES
              OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

           COMMON VOTING STOCK: 5,000,000     DATE: DECEMBER 14, 1999

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                           (CHECK ONE): YES [ ] NO [X]

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES


                                                                                                                   PAGE
                                                                                                                   ----
Part I - Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
           March 31, 1999 (Unaudited) and December 31, 1998                                                         2

           Condensed Consolidated Statements of Operations
           Three Months Ended March 31,1999 and 1998 (Unaudited)                                                    3

           Condensed Consolidated Statement of Changes in Stockholders' Deficiency
           Three Months Ended March 31,1999 (Unaudited)                                                             4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1999 and 1998 (Unaudited)                                                   5

           Notes to Condensed Consolidated Financial Statements                                                    6-13

Item 2.    Management's Discussion and Analysis or Plan of Operation                                              14-22


Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K                                                                        22

           Signatures                                                                                              23

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998


                                                                        March            December
                                                                       31, 1999          31, 1998
                                                                     ------------      ------------
                                                                      (Unaudited)        (Note 1)
                                     ASSETS

Current assets:
     Cash                                                            $     55,931      $     78,216
     Accounts receivable                                                  102,253           106,719
     Inventories                                                          183,587           171,362
     Prepaid expenses and other current assets                             57,287            50,794
                                                                     ------------      ------------
              Total current assets                                        399,058           407,091
                                                                     ------------      ------------

Property and equipment:
     Oil and gas properties, net                                        3,033,310         3,043,240
     Premises and equipment, net                                        5,762,527         5,812,192
                                                                     ------------      ------------
              Totals                                                    8,795,837         8,855,432

Deferred reorganization costs                                             553,099           553,099
Property held for sale                                                  2,945,047         2,945,047
Other assets                                                               64,030            97,303
                                                                     ------------      ------------
              Totals                                                 $ 12,757,071      $ 12,857,972
                                                                     ============      ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities not subject to compromise:
     Current liabilities:
         Long-term debt in default                                   $  1,010,115      $ 14,224,544
         Accounts payable                                                 266,625           319,736
         Preferred stock dividends payable                                                2,113,362
         Accrued interest on debentures                                                   1,026,030
         Accrued interest on Notes A and B                                                  456,099
         Other accrued expenses                                           108,813            78,934
                                                                     ------------      ------------
              Total current liabilities                                 1,385,553        18,218,705

Liabilities subject to compromise                                      17,639,353              --
                                                                     ------------      ------------
              Total liabilities                                        19,024,906        18,218,705
                                                                     ------------      ------------
Minority interest in subsidiary                                            50,000            50,000
                                                                     ------------      ------------
Commitments and contingencies

Stockholders' deficiency:
     Cumulative convertible preferred stock; $.01 par value;
         10,000,000 shares authorized:
         Series A, 7%; 9,912 shares issued and outstanding                     99                99
         Series B, 8%; 1,833 shares issued and outstanding                     18                18
     Common stock, $.01 par value; 50,000,000 shares authorized;
         30,565,352 shares issued and outstanding                         305,653           305,653
     Additional paid-in capital                                        24,865,373        24,865,373
     Accumulated deficit                                              (31,488,978)      (30,581,876)
                                                                     ------------      ------------
              Total stockholders' deficiency                           (6,317,835)       (5,410,733)
                                                                     ------------      ------------

              Totals                                                 $ 12,757,071      $ 12,857,972
                                                                     ============      ============


See Notes to Condensed Consolidated Financial Statements.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                         1999              1998
                                                                     ------------      ------------
Sales                                                                $  1,282,561      $  1,658,962
Cost of sales                                                           1,019,883         1,323,009
                                                                     ------------      ------------

Gross profit                                                              262,678           335,953

Selling, general and administrative expenses                              609,172           723,217
                                                                     ------------      ------------
Loss from operations                                                     (346,494)         (387,264)
                                                                     ------------      ------------
Other income (expense):
     Rental and other income from property held for sale                  115,964
     Interest expense (including contractual interest on all
         outstanding loans and amortization of all loan fees
         and debt discount)                                              (442,345)         (279,976)
     Gain on sale of subsidiary                                                             132,088
                                                                     ------------      ------------
              Totals                                                     (326,381)         (147,888)
                                                                     ------------      ------------
Loss before reorganization items                                         (672,875)         (535,152)

Reorganization items                                                         --                --
                                                                     ------------      ------------
Net loss                                                                 (672,875)         (535,152)

Preferred stock dividend requirements (including contractual dividends stayed under Chapter 11 proceedings on all
     outstanding preferred shares)                                       (234,227)         (476,094)
                                                                     ------------      ------------

Net loss applicable to common stockholders                           $   (907,102)     $ (1,011,246)
                                                                     ============      ============

Basic net loss per common share                                      $       (.03)     $       (.03)
                                                                     ============      ============

Basic weighted average number of common shares
     outstanding                                                       30,565,352        29,879,515
                                                                     ============      ============


See Notes to Condensed Consolidated Financial Statements.

               UNITED PETROLEUM CORPORATION (Debtor-in-Possession)
                                AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  THREE MONTHS ENDED MARCH 31, 1999 (Unaudited)


                                 Series A          Series B                              Additional
                              Preferred Stock   Preferred Stock       Common Stock         Paid-in     Accumulated
                              Shares   Amount   Shares   Amount     Shares     Amount      Capital        Deficit         Total
                              ------   ------   ------   ------   ----------  --------   -----------   ------------    -----------
Balance, January 1, 1999      9,912     $99     1,833     $18     30,565,352  $305,653   $24,865,373   $(30,581,876)   $(5,410,733)

Dividends declared:
   Series A preferred stock
   at 7%
                                                                                                           (197,430)      (197,430)
   Series B preferred stock
   at 8%                                                                                                    (36,797)       (36,797)

Net loss                                                                                                   (672,875)      (672,875)
                              -----     ---     -----     ---     ----------  --------   -----------   ------------    -----------
Balance, March 31, 1999       9,912     $99     1,833     $18     30,565,352  $305,653   $24,865,373   $(31,488,978)   $(6,317,835)
                              =====     ===     =====     ===     ==========  ========   ===========   ============    ===========


See Notes to Condensed Consolidated Financial Statements.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                               1999              1998
                                                                           ------------      ------------
Operating activities:
     Net loss                                                              $   (672,875)     $   (535,152)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                           236,593           116,352
        Common stock issued for services                                                           15,000
        Gain on sale of subsidiary                                                               (132,088)
        Changes in operating assets and liabilities:
           Accounts receivable                                                    4,466           (12,502)
           Inventories                                                          (12,225)          (32,248)
           Prepaid expenses and other current assets                             (5,162)            5,421
           Accounts payable and accrued liabilities not subject
               to compromise                                                    207,105           304,716
           Accounts payable and accrued liabilities subject
               to compromise                                                    301,998
                                                                           ------------      ------------
                   Net cash provided by (used in) operating activities           59,900          (270,501)
                                                                           ------------      ------------

Investing activities:
     Payment for property and equipment                                         (56,829)
     Proceeds from sale of subsidiary                                                             266,500
                                                                           ------------      ------------
                   Net cash provided by (used in) investing activities          (56,829)          266,500
                                                                           ------------      ------------

Financing activities - principal payments on debt                               (25,356)           (2,305)
                                                                           ------------      ------------

Net decrease in cash                                                            (22,285)           (6,306)

Cash, beginning of period                                                        78,216           166,180
                                                                           ------------      ------------

Cash, end of period                                                        $     55,931      $    159,874
                                                                           ============      ============
Supplemental disclosure of cash flow information:
     Interest paid                                                         $     20,188      $      2,525
                                                                           ============      ============


See Notes to Condensed Consolidated Financial Statements.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of United Petroleum Corporation (the "Parent") and its subsidiaries (collectively, the "Company") as of March 31, 1999, their results of operations and cash flows for the three months ended March 31, 1999 and 1998 and their changes in stockholders' deficiency for the three months ended March 31, 1999. Information included in the condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated balance sheet included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB. The consolidated results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the full year.

            The Company has been suffering from recurring losses from operations. At December 31, 1998 and at March 31, 1999 (as further explained in Note 4 to the consolidated financial statements in the 10-KSB), the Company was in violation of certain loan and convertible debenture covenants. In addition, the Company has been unable to meet certain of its convertible debenture and other loan obligations as they have become due.

            On January 14, 1999 (the "Petition Date"), the Parent voluntarily filed a petition in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Federal bankruptcy laws ("Chapter 11"). Under Chapter 11, certain claims against the Parent in existence prior to the filing of the petition for relief under the Federal bankruptcy laws are stayed, while the Parent continues business operations as a debtor-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court for the District of Delaware. These claims are reflected in the March 31,1999 condensed consolidated balance sheet as "Liabilities subject to compromise".

            On July 23, 1999, the Company filed its Second Amended Plan of Reorganization (the "Plan") with the Bankruptcy Court.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of presentation (concluded):

            Actions to enforce liabilities subject to compromise are stayed while the Parent is under the protection of the Bankruptcy Code. As part of the Chapter 11 reorganization process, the Parent has endeavored to notify all known or potential creditors of the process for identifying all pre-petition claims against the Parent. Generally, creditors whose claims arose prior to the Petition Date had until the March 30, 1999 "Bar Date" to file claims or be barred from asserting claims against the Parent in the future, except in instances of claims arising from the subsequent rejection of executory contracts by the Parent. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amounts claimed by the Company's creditors. In addition, the Company will incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect future operations.

            The petition for bankruptcy relief did not include the Parent's two operating subsidiaries, Calibur Systems, Inc. ("Calibur") and Jackson United Petroleum Corporation ("Jackson"). However, all of the Company's assets, including the common stock of the subsidiaries owned by the Parent, had been pledged as collateral for the debts of the Parent. The condensed consolidated financial statements include the accounts of the subsidiaries of the Parent.

            In accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," an unaudited condensed balance sheet at March 31, 1999 and unaudited condensed statements of operations and cash flows for the three months ended March 31, 1999 for the Parent (reporting as a debtor-in-possession) have been presented in Note 7. The Parent has continued, as a debtor-in-possession in Chapter 11, to conduct its business in the ordinary course, subject to control of the Bankruptcy Court.

            Although the Chapter 11 filing and the other matters discussed above raise substantial doubts about the Company's ability to continue as a going concern, the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, the realization of assets and the discharge of liabilities in the ordinary course of business. Also, the aforementioned financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Company's Chapter 11 reorganization plan.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - Earnings per share:

            As further explained in Note 1 of notes to consolidated financial statements included in the 10-KSB, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of "basic" and, if appropriate, "diluted" earnings (loss) per common share. Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the three months ended March 31, 1999 and 1998 and, accordingly, the assumed effects of the conversion of all of the Company's outstanding convertible debentures and preferred shares and the exercise of all of the Company's outstanding stock options and the application of the treasury stock method would have been anti-dilutive.

Note 3 - Liabilities subject to compromise:

            Liabilities subject to compromise at March 31, 1999 consisted of the following:

              Long-term debt in default (Notes 4 and 6)              $13,302,301
              Accounts payable                                           205,309
              Preferred stock dividends payable                        2,347,588
              Accrued interest on debentures (Notes 4 and 6)           1,049,694
              Accrued interest on Notes A and B (Notes 4 and 6)          734,461
                                                                     -----------

                Total                                                $17,639,353
                                                                     ===========

Note 4 - Long-term debt in default:

            Long-term debt, all of which was in default, consisted of the following at March 31, 1999:

              Long-term liabilities not subject to compromise:
                U.S. Small Business Administration note payable
                in monthly installments of $6,369 including
                interest at 8% through July 2019, personally
                guaranteed by a principal stockholder and
                collateralized by certain property                   $   757,659

                U.S. Small Business Administration note payable
                in monthly installments of $1,863 including
                interest at 8% through July 1999, personally
                guaranteed by a principal stockholder and
                collaterlized by certain property                        152,462

                Unsecured note payable in monthly installments
                of $10,370 including interest at 8% through
                December 1999, personally guaranteed by a
                principal stockholder                                     99,994
                                                                     -----------
                  Total long-term debt in default not subject
                  to compromise (a)                                    1,010,115
                                                                     -----------

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Long-term debt in default (concluded):

              Long-term liabilities subject to compromise:
                Convertible debentures in default with coupon rates of 6% and 7%, net of discount of $147,047
                (b)                                                  $ 6,301,771

                Consolidated loan in default (Note "A"). Principal
                was due on January 1, 1999 with interest due
                monthly at 15%, personally guaranteed by a
                principal stockholder, secured by the stock of all
                subsidiaries and collateralized by all assets of
                the Company                                            4,200,000

                Consolidated bridge loan in default (Note "B").
                Principal and interest at 15% was due on January 1,
                1999, personally guaranteed by a principal
                stockholder, secured by the stock of all
                subsidiaries and collateralized by all assets of
                the Company (b)                                        2,800,530
                                                                     -----------
                  Total long-term debt in default subject to
                  compromise (Note 3)                                 13,302,301
                                                                     -----------

                     Total long-term debt in default (c)             $14,312,416
                                                                     ===========

                (a) Classified as current liabilities due to defaults.

                (b) Represents direct outstanding obligations of the Parent
                    (see Note 6).

                (c) See Note 4 of the notes to the consolidated financial
                    statements included in the 10-KSB for additional information related to long-term debt.

Note 5 - Contingency:

            As explained in Note 13 to the consolidated financial statements in the 10-KSB, the Company was party to various class action lawsuits brought against certain debentureholders. Pursuant to the Merger Agreement and Plan of Merger (as explained in Note 8), certain debentureholders and other parties have released the Company from claims for indemnification in the class action lawsuits.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6 - Segment information:

            As further explained in Note 11 of the notes to the consolidated financial statements in the 10-KSB, the Company operates two reportable segments -- the retail segment, which operates the Company's convenience stores, express lube and car wash operations, and the oil and gas segment, which operates the Company's oil and gas properties.

            Summarized financial information for the Company's reportable segments as of and for the three months ended March 31, 1999 and 1998 is shown in the following table:

                                                     Retail        Oil and Gas       Corporate         Total
                                                  ------------     -----------      -----------      ---------
            1999:

               Sales                              $ 1,256,789      $    25,772                       $ 1,282,561
               Income (loss) from operations         (166,087)          10,878      $  (191,285)        (346,494)
               Other income (expense):
                   Lease and other income              49,091           66,873                           115,964
                   Interest expense                  (187,761)                         (254,584)        (442,345)
               Net income (loss)                     (304,757)          77,751         (445,869)        (672,875)

            1998:

               Sales                              $ 1,617,975      $    40,987                       $ 1,658,962
               Income (loss) from operations          (19,846)          11,177      $  (378,595)        (387,264)
               Other income (expense):
                   Interest expense                  (113,959)                         (166,017)        (279,976)
                   Gain on sale of subsidiary                                           132,088          132,088
               Net income (loss)                     (134,005)          10,152         (411,299)        (535,152)

Note 7 - Condensed consolidated financial statements of the Parent:

            The unaudited condensed balance sheet, statement of operations and statement of cash flows of the Parent, which is the debtor-in-possession as of and/or for the three months ended March 31, 1999 follow:

               Condensed balance sheet as of March 31, 1999:
                   Current assets:
                       Cash                                                         $       795
                       Prepaid expenses and other current assets                         40,370
                                                                                    -----------
                                 Total current assets                                    41,165
                   Equipment, net                                                        24,572
                   Deferred reorganization costs                                        553,099
                   Investments in subsidiaries, at equity                             6,174,194
                   Other assets                                                          53,236
                                                                                    -----------
                                 Total                                              $ 6,846,266
                                                                                    ===========

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Condensed consolidated financial statements of the Parent (continued):

                  Liabilities not subject to compromise:
                      Current liabilities:
                          Accounts payable                                               $     14,716
                          Intercompany payables                                                96,501
                                                                                         ------------
                               Total liabilities not subject to compromise                    111,217
                                                                                         ------------
                  Liabilities subject to compromise:
                      Long-term debt in default                                             9,102,301
                      Accounts payable                                                        205,309
                      Preferred stock dividends payable                                     2,347,588
                      Accrued interest on Note B                                              297,992
                      Accrued interest on debentures                                        1,049,694
                                                                                         ------------
                               Total liabilities subject to compromise                     13,002,884
                                                                                         ------------
                               Total liabilities                                           13,114,101
                                                                                         ------------
                  Minority interest in subsidiary                                              50,000
                                                                                         ------------
                  Commitments and contingencies

                  Stockholders' deficiency:
                      Cumulative convertible preferred stock; $.01 par
                          value; 10,000,000 shares authorized:
                          Series A, 7%, 9,912 shares issued and outstanding                        99
                          Series B, 8%, 1,833 shares issued and outstanding                        18
                      Common stock, $.01 par value; 50,000,000 shares
                          authorized; 30,565,352 shares issued and outstanding                305,653
                      Additional paid-in capital                                           24,865,373
                      Accumulated deficit                                                 (31,488,978)
                                                                                         ------------
                               Total stockholders' deficiency                              (6,317,835)
                                                                                         ------------
                               Total                                                     $  6,846,266
                                                                                         ============

            Condensed statement of operations for the three months ended March 31, 1999:

                  Selling, general and administrative expenses                           $    191,283
                                                                                         ------------

                  Other expenses:
                      Interest expense (including all contractual interest and
                         amortization of all loan fees and debt discount)                     254,584
                      Equity in net losses of subsidiaries                                    227,008
                                                                                         ------------
                               Total                                                          481,592
                                                                                         ------------
                  Net loss                                                               $   (672,875)
                                                                                         ============

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Condensed consolidated financial statements of the Parent (concluded):

            Condensed statement of cash flows for three months ended March 31, 1999:

                  Operating activities:
                      Net loss                                                           $   (672,875)
                      Adjustments to reconcile net loss to cash provided by
                         operating activities:
                         Amortization of loan fees and debt discount                          120,170
                         Equity in net losses of subsidiaries                                 227,008
                         Expenses paid by subsidiaries                                         96,501
                         Changes in operating assets and liabilities:
                            Prepaid expenses and other current assets                         (17,493)
                            Accounts payable and accrued expenses subject to
                               compromise                                                     134,414
                            Accounts payable and accrued expenses not subject to
                               compromise                                                     113,070
                                                                                         ------------
                  Cash provided by operating activities and net increase in cash         $        795
                                                                                         ============

Note 8 - Subsequent events:

            On September 29, 1999, as contemplated by the Plan, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with F.S. Convenience Stores, Inc., a Florida corporation ("FSCI"). FSCI is a partner in a partnership that owns and/or operates a Florida-based chain of walk-in convenience stores under the trade name "Farm Stores". Pursuant to the Plan and the Merger Agreement, the Parent formed a wholly-owned subsidiary (United Petroleum Group, Inc., f/k/a United Petroleum Subsidiary, Inc.) and FSCI agreed to merge with and into that subsidiary.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 - Subsequent events (concluded):

            On October 7, 1999, the United States Bankruptcy Court for the District of Delaware issued an order confirming the Company's Plan dated July 23, 1999. The Merger Agreement and Plan of Merger were consummated and the Plan became effective on November 12, 1999 (the "Effective Date"). As a result of the Plan and the Merger Agreement, the following occurred: (1) all of the Company's securities in existence immediately prior to the effective date, including, but not limited to, shares of the Company's issued and outstanding classes of common stock ("Old Common Stock"), preferred stock ("Old Preferred Stock"), stock options and warrants are cancelled, (2) the Company amended and restated its Certificate of Incorporation by authorizing up to 10,000,000 shares of $.01 par value common stock and up to 300,000 shares of $.01 par value preferred stock issued as Class A 9% preferred stock. Each share of preferred stock carries a dividend rate of 9% and is cumulative and payable in cash or, at the Company's option, in addition each share of preferred stock has a liquidation preference of $100, (3) the stockholders of FSCI will receive 48% of the newly issued and outstanding shares of the new common stock and 50% of the newly issued and outstanding shares of the new preferred stock of the Company and receive $3,000,000 in cash, (4) the Company will issue shares of new common stock to existing holders of Old Common Stock, Old Preferred Stock and debentures and (5) the Company would issue 50% of its newly issued and outstanding new preferred stock to the holders of certain secured indebtedness of the Company. Management of FSCI assumed management of the Company. The Merger Agreement will be accounted for as a business combination and a reverse acquisition in which FSCI is the accounting acquirer and the Company is the legal acquirer.

            Following the Effective Date, the Company will operate 90 walk-in convenience stores (the "Stores") in the State of Florida. Of these Stores, 69 sell gasoline (of which 60 are leased from third parties and 9 are owned by the Company's subsidiaries), and 21 (all of which are leased from third parties to F.S. Non-Gas Subsidiary, Inc., a wholly owned subsidiary of the Company) do not sell gas. All of these Stores do business under the licensed trade name "Farm Stores." In addition, the Company, through its subsidiary, F.S. Non-Gas Subsidiary, Inc., owns a 10% interest in Farm Stores Grocery, Inc., a Delaware corporation, which operates 109 drive thru specialty retail stores in Florida and which owns and licenses to the Company the trade name "Farm Stores". Two of the walk-in stores that sell gasoline were destroyed in casualties prior to the Merger and are subject to the Company's option to rebuild them or return them to Farm Stores Grocery, Inc.

            Prior to the Merger, and as a condition to its consummation, the Company entered into a loan agreement dated November 9, 1999 and related documents pursuant to which the Company received a loan in the aggregate principal amount of $23,000,000 from Hamilton Bank, N.A., secured by its respective assets. FSCI borrowed $17,000,000 of this amount and used the proceeds to purchase a portion of the interest of its former partner in the walk-in convenience store and gasoline station operations which they conducted in Florida, and to purchase from an affiliate of the same former partner its interest in the walk-in convenience stores without gasoline station operations and a 10% interest in the drive-thru specialty grocery business, both conducted in Florida with an affiliate of FSCI.


                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

        The following management's discussion and analysis of results of operations and financial condition contains forward-looking statements with respect to the Company's future financial performance. Forward-looking statements are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Statements that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, management's assessment of market factors, and statements regarding the Company's strategy and plans, constitute forward-looking statements. These forward-looking statements are not guarantees of the Company's future performance and are subject to various risks and uncertainties, which could cause actual results to differ materially from historical results and those currently anticipated. See "Forward-Looking Statements" contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

        On January 14, 1999, United Petroleum Corporation (the "Company") filed a petition for relief under chapter 11 of title 11 of the United States Code (11 U.S.C. ss.101 et. seq., the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On July 23, 1999, the Company filed with the Bankruptcy Court its second amended plan of reorganization (the "Plan", a copy of which, together with the Second Amended Disclosure Statement, are filed as Exhibits 99.1 and 99.2, respectively, to the Company's Current Report on Form 8K/A (Amendment No. 1) filed on November 29, 1999 (the "8-K Report"), and are incorporated herein by reference).

        On September 29, 1999, as contemplated by the Plan and subject to, among other things, its confirmation, the Company, United Petroleum Group, Inc. ("UPG"), a newly-formed, wholly-owned subsidiary of the Company (f/k/a United Petroleum Subsidiary, Inc.), and F.S. Convenience Stores, Inc. ("FSCI"), entered into an Agreement and Plan of Merger (the "Merger Agreement", a copy of which is filed as Exhibit 99.3 to the 8-K Report and is incorporated herein by reference) pursuant to which FSCI agreed to merge with and into UPG, with UPG as the surviving entity (the "Merger").

        On October 7, 1999, the Bankruptcy Court entered an order (the "Confirmation Order", a copy of which is filed as Exhibit 99.4 to the 8-K Report and is incorporated herein by reference) confirming the Plan. The transactions contemplated by the Plan, as modified by the Confirmation Order and the Merger Agreement, were substantially consummated and the Plan became effective on November 12, 1999 (the "Effective Date").

        On the Effective Date, pursuant to the Plan, the Confirmation Order, and the Merger Agreement, the following transactions and other events occurred:

        1) FSCI merged with and into UPG. As a result, UPG acquired FSCI's walk-in convenience store business, and now operates 90 walk-in convenience stores in the State of Florida. Of these stores, 69 sell gasoline (of which 60 are leased from third parties to, and 9 are owned by, the Company's subsidiaries), and 21 (all of which are leased from third parties to F.S.Non-Gas Subsidiary, Inc., a wholly-owned subsidiary of UPG) do not sell gas. All of these convenience stores do business under the licensed trade name "Farm Stores." In addition, UPG, through its subsidiary, F.S. Non-Gas Subsidiary, Inc., owns a 10% interest in Farm Stores Grocery, Inc., a Delaware corporation, which operates 109 drive-thru specialty retail stores in Florida and which owns and licenses to the Company and UPG the trade name "Farm Stores" pursuant to that certain License Agreement dated as of November 12, 1999, a copy of which is filed as Exhibit 99.5 to the 8-K Report and is incorporated herein by reference. Two of the stores that sell gasoline were destroyed in casualties prior to the Merger, and are subject to UPG's option (exercisable within 3 months after the Effective Date) to rebuild the stores or transfer them to Farm Stores Grocery, Inc.

        2) All of the Company's issued and outstanding securities, including all pre-Merger Old Common Stock, Old Preferred Stock, Debentures, options, warrants and other rights to acquire securities, were canceled.

        3) The Company amended and restated its Certificate of Incorporation (a copy of which is filed as Exhibit 3(i) to the 8-K Report and is incorporated herein by reference) to (i) authorize 10 million shares of common stock, par value, $.01 per share ("New Common Stock") and 300,000 shares of Class A 9% preferred stock ("New Preferred Stock"); (ii) prohibit the issuance of non-voting equity securities by the Company (as required by the Bankruptcy Code), (iii) opt out of Section 203 of the Delaware General Corporation Law, and (iv) restrict, for a period of two years, purchases and sales of its stock by beneficial owners of 5% or more of the total fair market value of the Company's stock. Pursuant to the Company's Certificate of Designation - Class A 9% Preferred Stock (a copy of which is filed as Exhibit 4 to the 8-K Report and is incorporated herein by reference), the New Preferred Stock issued by the Company in connection with the Plan and Merger is subordinate to all debts of the Company. Each share of New Preferred Stock carries a dividend rate of 9%. The dividends are cumulative and payable in cash or, at the Company's option, in additional shares of New Preferred Stock. Each share of New Preferred Stock has a liquidation preference over the Company's New Common Stock in the amount of $100 (plus cumulative unpaid dividends thereon), payable out of net proceeds (after payments to all creditors but before payments in respect of the Company's New Common Stock) from any liquidation or sale of the Company's assets. In addition, the Company amended and restated its By-laws, a copy of which is filed as Exhibit 3(ii) to the 8-K Report and is incorporated herein by reference.

        4) The Company issued a total of 5,000,000 shares of New Common Stock and 140,000 shares of New Preferred Stock. Holders of the following debt and equity securities of the Company received the following aggregate amounts of New Common Stock in exchange for their pre-Merger holdings:

                                                                           Percent of Shares
                                                Number of Shares of       of New Common Stock
                Holdings Exchanged            New Common Stock Issued    Issued and Outstanding
                ------------------            -----------------------    ----------------------
                Debentures                        1,750,000 shares               35.00%(1)
                Old Preferred Stock                 650,000 shares               13.00%(1)
                Old Common Stock                    200,000 shares                4.00%

        5) The shareholders of FSCI, consisting of Mr. Joe Bared and Miriam Bared, his wife, were issued (i) 2,400,000 shares of New Common Stock, representing 48% of the issued and outstanding shares of New Common Stock, (ii) 70,000 shares of New Preferred Stock, representing 50% of the issued and outstanding shares of New Preferred Stock, and (iii) $3 million in cash.

        6) Infinity Investors Limited, a Nevis, West Indies corporation ("Infinity") was issued (i) 1,360,862 shares of New Common Stock, representing 27.2% of the issued and outstanding shares of New Common Stock (which amount is included in the table set forth in Paragraph 4, above) in exchange for the Debentures and Old Preferred Stock held by it, and (ii) 70,000 shares of New Preferred Stock of the Company, representing 50% of the issued and outstanding shares of New Preferred Stock, in exchange for satisfaction of the obligations of the Company and its wholly-owned subsidiaries, Calibur Systems, Inc. and Jackson-United Petroleum Corporation,

-------------
(1) Certain holders of the Company's securities have asserted a right to receive distributions as the holders of Debentures, even though such holders previously exchanged their Debentures for Old Preferred Stock. The Company has disputed such claims. Pending their resolution, the Company has reserved 365,273 shares of New Common Stock that would otherwise be available for distribution to the holders of Debentures.

                under secured notes dated August 5, 1998 in the original principal amounts of $4,200,000 and $2,800,000 (the A and B Notes) and related agreements. Seacrest Capital Limited, and Fairway Capital Limited, both Nevis, West Indies corporations and wholly-owned subsidiaries of Infinity (collectively, the "Infinity Parties") were each issued 62,731 shares of New Common Stock, each representing 1.3% of the issued and outstanding shares of New Common Stock of the Company (which amounts are included in the table set forth in Paragraph 4, above), in exchange for the Debentures and Old Preferred Stock held by them. As a result of these exchanges, the Infinity Parties own an aggregate of 1,486,324 shares of New Common Stock, representing approximately 29.7% of the issued and outstanding shares of New Common Stock of the Company. Upon resolution of the disputed claims described in footnote 1 to the table set forth in Paragraph 4, above, the Company expects the Infinity Parties to be issued up to an additional 334,538 shares of New Common Stock, which would increase their aggregate ownership of New Common Stock to up to 1,820,862 shares, representing up to approximately 36% of the issued and outstanding shares of New Common Stock of the Company.

        7) A trust (the "UPC Trust") is being created and funded with 200,000 shares of New Common Stock, representing 4.00% of the issued and outstanding shares of New Common Stock of the Company, which shares would otherwise have been issued to Infinity and are included in the table set forth in Paragraph 4, above. All Infinity Securities Claims (as defined in the Plan), except for those asserted in the lawsuit styled Pisacreta vs. Infinity Investors Limited, et al., Civil Action No. 3:97-CV-226 in the United States District Court for the Eastern District of Tennessee were channeled and transferred to the UPC Trust. The Infinity Parties have released the Company, its affiliates, and their respective officers, directors and employees from all claims, including but not limited to claims for contribution and indemnity, in respect of the Infinity Securities Claims.

        8) The Company reconstituted its Board of Directors to initially include Mr. Joe P. Bared of Miami, Florida, Mr. Carlos E. Bared of Miami, Florida, Mr. Clark K. Hunt of Dallas, Texas, Mr. Stuart J. Chasanoff of Dallas, Texas, and Mr. L. Grant Peeples of Miami, Florida.

        9) The Company entered into employment agreements with Mr. Jose Bared and Mr. Carlos Bared, each for a term of three years. Copies of these agreements are filed as Exhibits 99.6 and 99.7, respectively, to the 8-K Report and are incorporated herein by reference.

        10) The Company, the Infinity Parties, and Jose P. and Miriam Bared (the "Bareds") entered into a Stockholders Agreement dated as of November 3, 1999 (the "Stockholders Agreement"), a copy of which is filed as Exhibit 99.8 to the 8-K Report and is incorporated herein by reference. Pursuant to the Stockholders Agreement, among other things, the Bareds, on the one hand, and the Infinity Parties, on the other hand, agreed to vote their shares of New Common Stock so that the Board of Directors of the Company will continue to consist of two representatives selected by the Bareds (the "Bared Directors"), two representatives selected by the Infinity Parties (the "Infinity Directors"), and an independent director initially designated as Mr. L. Grant Peeples. Currently, the Bared Directors are Jose P. Bared and Carlos E. Bared, his son, and the Infinity Directors are Clark
                K. Hunt and Stuart J. Chasanoff. The Stockholders Agreement also provides that, by majority vote of the Company's stockholders at a duly called meeting of stockholders, the Board can be expanded and/or the independent director changed. The Stockholders Agreement also contains other provisions restricting disposition of the shares of New Common Stock held by the Bareds and the Infinity Parties, including for a two year period in which the shares cannot be transferred without the consent of the parties to the Stockholders Agreement, as well as certain provisions granting certain registration and other rights relating to the New Common Stock.

        11) UPG and Farm Stores Grocery, Inc. ("FSG") entered into a Management Agreement dated as of November 12, 1999 (a copy of which is filed as Exhibit 99.9 to the 8-K Report and is incorporated herein by reference) pursuant to which UPG will manage and provide all general and administrative services for FSG's business and operations, in exchange for management fees FSG pays to UPG based on the number of stores FSG operates.

        Prior to the Merger, and as a condition to its consummation, the Company, UPG, FSCI, and related entities (collectively, the "Borrowers") entered into a Loan Agreement dated November 9, 1999 (a copy of which is filed as Exhibit 99.10 to the 8-K Report and is incorporated herein by reference) and related documents pursuant to which the Borrowers received a loan in the aggregate principal amount of $23 million from Hamilton Bank, N.A., secured by their respective assets. FSCI borrowed $17 million of this amount and used the proceeds to purchase a portion of the interest of its former partner in the walk-in convenience store and gasoline station operations which they conducted in Florida, and to purchase from an affiliate of the same former partner its interest in the walk-in convenience stores without gasoline station operations and a 10% interest in the drive-thru specialty grocery business, both conducted in Florida with an affiliate of FSCI.


Results of Operations

        The Company realized a net loss of ($672,875) for the three months ended March 31, 1999, compared to a net loss of ($535,152) for the three months ended March 31, 1998.

        A summary of comparative results between the three months ended March 31, 1999 and the three months ended March 31, 1998 is as follows:

        Revenues were realized as follows:

                                     Three Months Ended      Three Months Ended
                                       March 31, 1999          March 31, 1998
                                     ------------------      ------------------
Retail Subsidiary:
  Gasoline                              $    330,258           $    315,531
  Car Wash                                   632,809                931,691
  Oil & Lube                                 248,876                307,624
  Grocery                                     31,442                 40,219
  Other                                       13,404                 22,910
Energy Subsidiary:
  Natural Gas                                 25,772                 31,473
  Crude Oil                                                           9,514
                                        ------------           ------------
Total Revenue For Quarter               $  1,282,561           $  1,658,962
                                        ============           ============

                    Retail Subsidiary (Calibur Systems, Inc.)

        The Company experienced a decrease in gross profit on gasoline sales from 8.7% for the three months ended March 31, 1998 to 6.2% for the three months ended March 31, 1999. Volume increased from 317,528 gallons for the three months ended March 31, 1998 to 383,369 gallons for the three months ended March 31, 1999 for an increase of 20.7%. The increase in volume is attributed to the Company's decision to be more price competitive at its gasoline locations.

        Car wash revenue was $298,882 lower for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, which represents a decrease of 32.1%. Same store car wash revenue decreased from $748,841 for the three months ended March 31, 1998 to $632,809 for the three months ended

March 31, 1999 which represents a decrease of $152,752 or 20.4%. The remaining decrease is attributed to the decrease in the number of full service car wash locations which went from 11 locations during the three months ended March 31, 1998 to 8 locations for the three months ended March 31, 1999.

        Oil and lube revenue was $58,748 lower for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 which represents a decrease of 19.1%. Same store revenue decreased $13,636. The balance of the decrease is attributed to the decrease in the number of Company locations offering oil and lube services. As of the end of the three months ended March 31, 1999, the Company had 8 oil and lube centers in operation as compared to 10 oil and lube centers open at the end of the three months ended March 31, 1998.

        Grocery revenue was $31,442 for the three months ended March 31, 1999 as compared to $40,219 for the three months ended March 31, 1998. Other revenues were $13,404 for the three months ended March 31, 1999 as compared to $22,910 for the three months ended March 31, 1998. The decrease in both periods is mainly attributed to the decrease in the number of locations carrying such products.

        As a result of the foregoing factors, the Calibur Systems, Inc. subsidiary had a net loss of ($304,757) for the three months ended March 31, 1999 as compared to a net loss of ($134,005) for the three months ended March 31, 1998.

            Energy Subsidiary (Jackson-United Petroleum Corporation)

        Natural gas revenues decreased to $25,772 for the three months ended March 31, 1999 as compared to $31,473 for the three months ended March 31, 1998. The majority of these revenues were from the sixteen Pennsylvania wells drilled in 1996 under a joint venture agreement with Kastle Resources Enterprises, Inc. ("Kastle") of Edinboro, Pennsylvania. In November 1998, the Company entered into an agreement with Kastle pursuant to which the Company has agreed to sell its working interest in the sixteen wells to Kastle for $650,000 in November 1999 and the net book value of the wells approximated $1,095,000 and accordingly, the Company wrote down the wells to $650,000 less costs to sell, which were estimated to be negligible, resulting in a $445,000 impairment loss. Therefore, the wells have been classified as property held for sale as of March 31, 1999 and December 31, 1998. Kastle made an initial payment to the Company of $40,000 and has agreed to make monthly payments to the Company of $30,000, which includes the estimated monthly revenue that the 16 wells would have produced until November 1999.

        Oil revenue for the quarter was $0 for the three months ended March 31, 1999, as compared to $9,514 for the three months ended March 31, 1998. Those revenues were produced from several of the Pennsylvania wells drilled under a joint venture agreement with Kastle as mentioned above. No revenues were realized from the "pilot" phase of a water-flood project, which is a joint venture with Western Engineering, Inc. ("Western") of Evansville, Indiana.

        The Jackson-United Petroleum Corporation subsidiary had net income of $77,751 for the three months ended March 31, 1999 as compared to net income of $10,152 for the three months ended March 31, 1998. The increase is primarily due to the monthly payments of $30,000 as discussed above.

                             Consolidated Operations

        The decrease in revenues and cost of sales, as reported for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, are attributed to the decrease in the number of Calibur locations operated by the Company. For further information related to the number of Company locations operated in the Calibur subsidiary refer to "Expansion, Capital Improvements and Divestitures".

        Selling, general and administrative expenses were $609,172 for the three months ended March 31, 1999 as compared to $723,147 for the three months ended March 31, 1998. The decrease is attributed to the reduction in the size of the Company.

        Other expenses were $326,381 for the three months ended March 31, 1999 as compared to $147,888 for the three months ended March 31, 1998. The increase is primarily due to the increase of interest expense of $162,369, which is directly related to the A and B Notes.

Liquidity and Capital Resources

        The working capital deficit of the Company as of March 31, 1999 is ($18,625,848) as compared to a deficit of ($17,811,614) as of December 31, 1998. The primary reason for the increase is the accrued interest on the A and B Notes.

        For the three months ended March 31, 1999, the Company generated cash from operations of approximately $60,000 compared to cash used from operations of approximately $270,000 for the three months ended March 31, 1998. Cash generated from operations for the three months ended March 31, 1999 is primarily related to the delay in payment of pre and post petition liabilities.

        For the three months ended March 31, 1999, the Company used cash from investing activities of approximately $57,000 as compared to cash generated from investing activities of approximately $266,500 for the three months ended March 31, 1998. The cash used from investing activities for the three months ended March 31, 1999 resulted from payments for property and equipment.

        For the three months ended March 31, 1999, the Company used cash from financing activities of approximately $25,000 as compared to cash used from financing activities of approximately $2,000 for the three months ended March 31, 1998. The cash used for financing activities for the three months ended March 31, 1999 resulted from principle payments on long- term debt.

        On April 15, 1998, the Company received a $750,000 bridge loan from a preferred stockholder. In June 1998, the preferred stockholder purchased an aggregate of eleven secured loans to Calibur totaling $4,495,385 from the original lenders. On August 5, 1998, the Company received an additional bridge loan from the preferred stockholder for approximately $1,300,000. On August 5, 1998, the preferred stockholder and the Company agreed to refinance and consolidate the loans into the Consolidated Credit Agreement (the "Credit Agreement"). The Credit Agreement is divided into the A Note and the B Note. Both notes were scheduled to mature on January 1, 1999 and originally provided for interest at 12% per annum. The interest on the A Note was to be paid monthly and the interest on the B Note was to be paid on January 1, 1999. The Company defaulted under the terms of the Credit Agreement and, as provided in the Credit Agreement, from the time of default interest accrued at the rate of 15% per annum. In connection with the Merger, described above, the holders of the A and B Notes were issued 70,000 shares of New Preferred Stock in satisfaction of the obligations under the Credit Agreement, and the A and B Notes.

                Expansion, Capital Improvements and Divestitures

        As of March 31, 1999, the Company is not committed to any expansion projects in the retail subsidiary or the oil and gas subsidiary.

        In May 1999, the Company abandoned a car wash and a lube center located at 1231 Oakridge Highway in Oakridge, Tennessee, recognizing a loss of approximately $326,000 which is included in the consolidated state of operations for six months ended June 30, 1999. The loss mainly consisted of premises and equipment.

        In July 1999, the Company sold a lube center located at 8016 Kingston Pike in Knoxville, Tennessee to a non-affiliated third party. The Company made a decision to sell the location based on the following: (1) operation at the location were unprofitable; (2) the lube center was on leased property; and (3) the sale would provide much needed working capital in the amount of approximately $290,000. The approval of the Company's lender, Infinity Investors Limited, was required in order to transfer the property to the buyer and keep the net sale proceeds as working capital. Infinity agreed to the release of the collateral. The Company recognized a loss of approximately $344,000, which is included in the consolidated statement of operations for the nine months ended September 30, 1999.

        In 1998, the Company entered into lease agreements for two of its retail locations, which grant the lessee the option to purchase the underlying premises throughout the lease term. One of the leases expired in May 1999, and the lessee exercised its option to purchase that property. The other lease expires in June 2003 and contains three consecutive five year renewal options. At December 31, 1998, these two retail locations had a net book value totaling $2,295,047 and accordingly have been recorded as property held for sale. The closing for the property on which the option has been exercised has not yet occurred.

        In November 1998, the Company entered into an agreement with Kastle pursuant to which the Company agreed to sell its working interest in the sixteen wells to Kastle for $650,000 in November 1999. The net book value of the wells approximated $1,095,000. Accordingly, the Company wrote down the wells to $650,000 less costs to sell, which were estimated to be negligible, resulting in a $445,000 impairment loss. The wells are classified as property held for sale.

Risk Factors

        From time to time the Company and its representatives may provide information, whether orally or in writing, including certain statements in this Form 10-QSB which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

        The words "anticipate," "believe," "estimate," expect," "intend," "will," and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to: retention of key personnel; availability of labor; conflicts of interest; issues with key suppliers, subcontractors and business partners; legal proceedings; market risks; weather patterns; prices for oil and gas; drilling risks; uncertainty of reserve information and future net revenue estimates; operating risks of oil and gas operations; the effect of economic and industry conditions; the impact of competition; Year 2000 compliance; the possibility of environmental liabilities; and legislative or regulatory actions. Should one or more of these risk or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, and estimated or expected.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     1. Bankruptcy Proceedings

        On January 14, 1999 the Company filed a petition for relief under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The petition for relief did not include the Company's two operating subsidiaries, Calibur Systems, Inc. and Jackson-United Petroleum Corporation.

        On October 7, 1999, the United States Bankruptcy Court for the District of Delaware entered an order (the "Confirmation Order") confirming the Debtor's Second Amended Plan of Reorganization dated July 23,

1999 (the "Plan"). The transactions contemplated by the Plan, including the Merger contemplated by the Plan and described in Item 2, above, were substantially consummated on November 12, 1999. For a description of the transactions and events which occurred pursuant to the Plan, the Confirmation Order, and the Merger, see the discussion set forth in Item 2 (Management's Discussion and Analysis of Operations), above.

     2. Unifirst

        In May of 1997, the Company was sued by Unifirst Corp. ("Unifirst"), a supplier of work uniforms for breach of contract. While the suit was pending, counsel for the Company became terminally ill and died. During that period, counsel for Unifirst obtained a default judgment against the Company in the amount of $72,844.22. The Company engaged new counsel and petitioned the court to set aside the default judgment. This case subsequently settled, and Unifirst voluntarily dismissed the lawsuit in March 1999.

     3. Pisacreta/Tucci

        Pursuant to the Plan, the Infinity Parties have released the Company, its affiliates, and their respective officers, directors and employees from all claims, including but not limited to claims for contribution and indemnity, asserted by them in this lawsuit. Although the Company had requested that the claims asserted in this lawsuit be channeled into the UPC Trust, based on the plaintiffs' objections, the Confirmation Order excludes the claims asserted in this lawsuit from the channeling order.

     4. UPC Trust

        In accordance with the Plan, as modified by the Confirmation Order, a trust (the "UPC Trust") is being created and funded with 200,000 shares of New Common Stock of the Company, representing 4% of the issued and outstanding shares of New Common Stock of the Company. All claims against the Infinity Parties arising from or in connection with the sale, offer, exchange, conversion, or issuance of, or any transaction involving, the Company's common stock (but excluding the claims asserted in the Pisacreta/Tucci action and derivative causes of action belonging to the Company) (the "Infinity Securities Claims") are channeled and transferred to the UPC Trust. All holders of Infinity Securities Claims are enjoined from taking certain actions against the Infinity Parties unless Infinity fails to make any additional contribution to the UPC Trust within 30 days after the UPC Trustee serves and files a notice to Infinity stating that the UPC Trust assets have been fully expended and that additional Allowed Securities Claims exist or that all Securities Claims have not been resolved, such additional contribution to be in an amount equivalent to (a) not less than $100,000 (provided that such amount is at least enough to satisfy all outstanding Allowed Securities Claims in full and provide at least $25,000 to fund the expenses of the UPC Trust in liquidating any remaining securities claims) or (b) such lesser amount as may be agreed to by the UPC Trustee. Any excess assets held by the UPC Trust after satisfaction of all Securities Claims and related expenses shall be distributed to the Infinity Parties. The Infinity Parties have released the Company, its affiliates, and their respective officers, directors and employees from all claims, including but not limited to claims for contribution and indemnity, in respect of Infinity Securities Claims.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        At March 31, 1999, the Company was in default under both the Company's outstanding debentures and preferred stock. The Company ceased paying interest on the debentures and ceased paying dividends on the outstanding preferred stock effective December 31, 1997. Prior to that date the Company had been paying interest on the debentures and dividends on the preferred stock by the issuance of common stock of the Company. Accrued interest on debentures and accrued dividends at March 31, 1999 were $1,049,694 and $2,347,588, respectively. In connection with the Merger, described above, principal and interest outstanding under the debentures were converted into an aggregate of 1,750,000 shares of New Common Stock of the Company, and preferred stock interests were converted into an aggregate of 650,000 shares of New Common Stock.

        In addition, at March 31, 1999, the Company was in default under its mortgage notes (the A and B Notes) to Infinity and its affiliates. The primary reasons for the default were (1) failure to provide monthly financial information on a timely basis and (2) failure to pay interest on the A and B Notes, as discussed in Item 2, above. In connection with the Merger, described above, the holders of the A and B Notes were issued 70,000 shares of New Preferred Stock in satisfaction of the obligations under the Credit Agreement, and the A and B Notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

                27.1 Financial Data Schedule.

        (b) Reports on Form 8-K

                On January 14, 1999, the Company filed a Current Report on Form 8-K stating under Item 3. Bankruptcy or Receivership" that the Company had filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

                On March 26, 1999, the Company filed a Current Report on Form 8-K stating under "Item 4. Change In Registrant's Certifying Accountants" that, effective March 22, 1999, the Board of Directors of the Company approved the engagement of J.H. Cohn LLP as the Company's independent auditors, to replace the firm of Reel and Swafford, PLLC who were informed by the Company on March 15, 1999 that the Company would seek new independent auditors.

                On April 6, 1999, the Company filed an amendment to its Current Report on Form 8-K filed March 26, 1999 under "Item 4. Change in Registrant's Certifying Accountants". The amendment stated that Reel & Swafford (the Company's prior accounting firm) had furnished to the Company a letter addressed to the Securities and Exchange Commission stating that Reel & Swafford agreed with the disclosures made in the March 26 Form 8-K.

                On November 29, 1999, the Company filed a Current Report on Form 8-K dated November 12, 1999, reporting matters under Items 1 (Change of Control of Registrant), 2 (Acquisition or Disposition of Assets), and 3 (Bankruptcy or Receivership).

                On December 1, 1999, the Company filed a Current Report on Form 8-K/A (Amendment No. 1) dated November 12, 1999, amending certain matters reported in Item 2 of the Company's Current Report on Form 8-K dated November 12, 1999 and filed on November 29, 1999.

                                   Signatures


       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         United Petroleum Corporation



Date: December  27, 1999                 By: /s/ L. Douglas Keene, Jr.
                                             ----------------------------------
                                                 L. Douglas Keene, Jr.
                                                 Chief Accounting Officer
                                                 (with dual responsibility)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
27.1                     Financial Data Schedule