Form 10QSB
period 1999-06-30
UNITED PETROLEUM CORP
filed 2000-01-04
CIK 82925

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

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

                     (1) YES [ ] NO [X ] (2) YES [X] NO [ ]

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




                                                                                     PAGE
                                                                                     ----
Part I - Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
           June 30, 1999 (Unaudited) and December 31, 1998                             2

           Condensed Consolidated Statements of Operations
           Six Months Ended June 30, 1999 and 1998 (Unaudited)                         3

           Condensed Consolidated Statements of Operations
           Three Months Ended June 30, 1999 and 1998 (Unaudited)                       4

           Condensed Consolidated Statement of Changes in Stockholders' Deficiency
           Six Months Ended June 30, 1999 (Unaudited)                                  5

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1999 and 1998 (Unaudited)                         6

           Notes to Condensed Consolidated Financial Statements                       7-14

Item 2.    Management's Discussion and Analysis or Plan of Operation                 15-24


Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K                                           24

           Signatures                                                                 25

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


                                                                         June             December
                               ASSETS                                  30, 1999           31, 1998
                               ------                               ------------        ------------
                                                                     (Unaudited)          (Note 1)
Current assets:
     Cash                                                           $     17,365        $     78,216
     Accounts receivable                                                  76,335             106,719
     Inventories                                                         161,140             171,362
     Prepaid expenses and other current assets                            54,919              50,794
                                                                    ------------        ------------
              Total current assets                                       309,759             407,091
                                                                    ------------        ------------

Property and equipment:
     Oil and gas properties, net                                       3,024,558           3,043,240
     Premises and equipment, net                                       5,329,482           5,812,192
                                                                    ------------        ------------
              Totals                                                   8,354,040           8,855,432

Deferred reorganization costs                                            553,099             553,099
Property held for sale                                                 2,945,047           2,945,047
Other assets                                                              53,383              97,303
                                                                    ------------        ------------

              Totals                                                $ 12,215,328        $ 12,857,972
                                                                    ============        ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities not subject to compromise:
     Current liabilities:
         Current portion of long-term debt                          $    974,545        $ 14,224,544
         Accounts payable                                                640,357             319,736
         Preferred stock dividends payable                                                 2,113,362
         Accrued interest on debentures                                                    1,026,030
         Accrued interest on Notes A and B                                                   456,099
         Other accrued expenses                                           92,900              78,934
                                                                    ------------        ------------
              Total current liabilities                                1,707,802          18,218,705

Liabilities subject to compromise                                     18,201,879                --
                                                                    ------------        ------------
              Total liabilities                                       19,909,681          18,218,705
                                                                    ------------        ------------

Minority interest in subsidiary                                           50,000              50,000
                                                                    ------------        ------------

Commitments and contingencies

Stockholders' deficiency:
     Cumulative convertible preferred stock; $.01 par value;
         10,000,000 shares authorized:
         Series A, 7%; 9,912 shares issued and outstanding                    99                  99
         Series B, 8%; 1,833 shares issued and outstanding                    18                  18
     Common stock, $.01 par value; 50,000,000 shares
         authorized; 30,565,352 shares issued and outstanding            305,653             305,653
     Additional paid-in capital                                       24,865,373          24,865,373
     Accumulated deficit                                             (32,915,496)        (30,581,876)
                                                                    ------------        ------------
              Total stockholders' deficiency                          (7,744,353)         (5,410,733)
                                                                    ------------        ------------

              Totals                                                $ 12,215,328        $ 12,857,972
                                                                    ============        ============


   See Notes to Condensed Consolidated Financial Statements.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)




                                                                                        1999                   1998
                                                                                    ------------        ------------
Sales                                                                               $  2,416,616        $  3,294,947
Cost of sales                                                                          1,927,562           2,368,840
                                                                                    ------------        ------------

Gross profit                                                                             489,054             926,107
                                                                                    ------------        ------------

Operating expenses:
     Selling, general and administrative expenses                                      1,131,587           1,898,805
     Gain on sale of property and equipment                                                                  (30,595)
     Abandonment of premises and equipment                                               325,794
                                                                                    ------------        ------------
              Totals                                                                   1,457,381           1,868,210
                                                                                    ------------        ------------

Loss from operations                                                                    (968,327)           (942,103)
                                                                                    ------------        ------------

Other income (expense):
     Rental and other income from property held for sale                                 213,595
     Interest expense (including all contractual interest on all outstanding loans and amortization of all loan fees
         and debt discount)                                                             (791,313)           (870,674)
     Gain on sale of subsidiary                                                                              132,088
                                                                                    ------------        ------------
              Totals                                                                    (577,718)           (738,586)
                                                                                    ------------        ------------

Loss before reorganization items                                                      (1,546,045)         (1,680,689)

Reorganization items - professional fees                                                (319,121)
                                                                                    ------------        ------------

Net loss                                                                              (1,865,166)         (1,680,689)

Preferred stock dividend requirements (including contractual dividends stated
     under Chapter 11 proceedings on all
     outstanding preferred shares)                                                      (468,454)           (481,384)
                                                                                    ------------        ------------

Net loss applicable to common stockholders                                          $ (2,333,620)       $ (2,162,073)
                                                                                    ============        ============

Basic net loss per common share                                                     $       (.08)       $       (.07)
                                                                                    ============        ============

Basic weighted average number of common shares
     outstanding                                                                      30,565,352          30,565,352
                                                                                    ============        ============



See Notes to Condensed Consolidated Financial Statements.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                                                        1999                1998
                                                                                    ------------        ------------
Sales                                                                               $  1,134,055        $  1,635,985
Cost of sales                                                                            907,679           1,045,831
                                                                                    ------------        ------------

Gross profit                                                                             226,376             590,154
                                                                                    ------------        ------------

Operating expenses:
     Selling, general and administrative expenses                                        522,415           1,175,588
     Gain on sale of premises and equipment                                                                  (30,595)
     Abandonment of premises and equipment                                               325,794
                                                                                    ------------        ------------
              Totals                                                                     848,209           1,144,993
                                                                                    ------------        ------------

Loss from operations                                                                    (621,833)           (554,839)
                                                                                    ------------        ------------

Other income (expense):
     Rental and other income from property held for sale                                  97,631
     Interest expense (including all contractual interest on all outstanding loans and amortization of all loan fees
         and debt discount)                                                             (348,968)           (590,698)
                                                                                    ------------        ------------
              Totals                                                                    (251,337)           (590,698)
                                                                                    ------------        ------------

Loss before reorganization items                                                        (873,170)         (1,145,537)

Reorganization items - professional fees                                                (319,121)
                                                                                    ------------        ------------

Net loss                                                                              (1,192,291)         (1,145,537)

Preferred stock dividend requirements (including contractual dividends stated
     under Chapter 11 proceedings on all
     outstanding preferred shares)                                                      (234,227)           (481,384)
                                                                                    ------------        ------------

Net loss applicable to common stockholders                                          $ (1,426,518)       $ (1,626,921)
                                                                                    ============        ============

Basic net loss per common share                                                     $       (.05)       $       (.05)
                                                                                    ============        ============

Basic weighted average number of common shares
     outstanding                                                                      30,565,352          30,565,352
                                                                                    ============        ============




See Notes to Condensed Consolidated Financial Statements.

               UNITED PETROLEUM CORPORATION (Debtor-in-Possession)
                                AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                   SIX MONTHS ENDED JUNE 30, 1999 (Unaudited)



                                      Series A        Series B
                                  Preferred Stock  Preferred Stock      Common Stock        Additional
                                 ----------------  ----------------  --------------------    Paid-in    Accumulated
                                 Shares    Amount  Shares    Amount    Shares     Amount     Capital      Deficit         Total
                                 ------    ------  ------    ------  ----------  --------  -----------  ------------   -----------
Balance, January 1, 1999          9,912    $   99   1,833     $  18  30,565,352  $305,653  $24,865,373  $(30,581,876)  $(5,410,733)

Dividends declared:
 Series A preferred stock at 7%                                                                             (394,860)     (394,860)
 Series B preferred stock at 8%                                                                              (73,594)      (73,594)

Net loss                                                                                                  (1,865,166)   (1,865,166)
                                 ------    ------  ------    ------  ----------  --------  -----------  ------------   -----------
Balance, June 30, 1999            9,912    $   99   1,833    $   18  30,565,352  $305,653  $24,865,373  $(32,915,496)  $(7,744,353)
                                 ======    ======  ======    ======  ==========  ========  ===========  ============   ===========


See Notes to Condensed Consolidated Financial Statements.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                                 1999               1998
                                                                             -----------        -----------
Operating activities:
     Net loss                                                                $(1,865,166)       $(1,680,689)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                            433,617            327,043
        Common stock issued for services                                                             27,500
        Gain on sale of subsidiary                                                                 (132,088)
        Gain on sale of property and equipment                                                      (30,595)
        Loss on abandonment of premises and equipment                            325,794
        Changes in operating assets and liabilities:
           Accounts receivable                                                    30,384            (13,172)
           Inventories                                                           (11,570)            21,916
           Prepaid expenses and other current assets                              (2,794)            16,451
           Accounts payable and accrued liabilities not subject
               to compromise                                                     565,787            378,545
           Accounts payable and accrued liabilities subject
               to compromise                                                     600,887
                                                                             -----------        -----------
                   Net cash provided by (used in) operating activities            76,939         (1,085,089)
                                                                             -----------        -----------

Investing activities:
     Payments for property and equipment                                        (101,865)
     Proceeds from sale of property and equipment                                                    52,526
     Proceeds from sale of subsidiary                                                               266,500
                                                                             -----------        -----------
                   Net cash provided by (used in) investing activities          (101,865)           319,026
                                                                             -----------        -----------

Financing activities:
     Principal payments on debt                                                  (35,925)            (8,944)
     Proceeds from issuance of debt                                                                 750,000
                                                                             -----------        -----------
                   Net cash provided by (used in) financing activities           (35,925)           741,056
                                                                             -----------        -----------

Net decrease in cash                                                             (60,851)           (25,007)

Cash, beginning of period                                                         78,216            166,180
                                                                             -----------        -----------

Cash, end of period                                                          $    17,365        $   141,173
                                                                             ===========        ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                           $    24,345        $     4,741
                                                                             ===========        ===========


See Notes to Condensed Consolidated Financial Statements.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation:

                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of United Petroleum Corporation (the "Parent") and its subsidiaries (collectively, the "Company") as of June 30, 1999, their results of operations for the six and three months ended June 30, 1999 and 1998, their changes in stockholders' deficiency for the six months ended June 30, 1999 and their cash flows for the six months ended June 30, 1999 and 1998. Information included in the condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated balance sheet included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB. The consolidated results of operations for the six and three months ended June 30, 1999 are not necessarily indicative of the results for the full year.

                The Company has been suffering from recurring losses from operations. At December 31, 1998 and at June 30, 1999 (as further explained in Note 4 to the consolidated financial statements in the 10-KSB), the Company was in violation of certain loan and convertible debenture covenants. In addition, the Company has been unable to meet certain of its convertible debenture and other loan obligations as they have become due.

                On January 14, 1999 (the "Petition Date"), the Parent voluntarily filed a petition in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Federal bankruptcy laws ("Chapter 11"). Under Chapter 11, certain claims against the Parent in existence prior to the filing of the petition for relief under the Federal bankruptcy laws are stayed, while the Parent continues business operations as a debtor-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court for the District of Delaware. These claims are reflected in the June 30, 1999 condensed consolidated balance sheet as "Liabilities subject to compromise".

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

                In accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," an unaudited condensed balance sheet at June 30, 1999 and unaudited condensed statements of operations and cash flows for the six months ended June 30, 1999 for the Parent (reporting as a debtor-in-possession) have been presented in Note 7. The Parent has continued, as a debtor-in-possession in Chapter 11, to conduct its business in the ordinary course, subject to control of the Bankruptcy Court.

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

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - Earnings per share:

                As further explained in Note 1 of notes to consolidated financial statements included in the 10-KSB, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of "basic" and, if appropriate, "diluted" earnings
                (loss) per common share. Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the six and three months ended June 30, 1999 and 1998 and, accordingly, the assumed effects of the conversion of all of the Company's outstanding convertible debentures and preferred shares and the exercise of all of the Company's outstanding stock options and the application of the treasury stock method would have been anti-dilutive.


Note 3 - Liabilities subject to compromise:

               Liabilities subject to compromise at June 30, 1999 consisted of the following:

                  Long-term debt in default (Notes 4 and 6)                    $13,331,709
                  Accounts payable                                                 205,309
                  Preferred stock dividends payable                              2,581,816
                  Accrued interest on debentures (Notes 4 and 6)                 1,049,694
                  Accrued interest on Notes A and B (Notes 4 and 6)              1,033,351
                                                                               -----------
                     Total                                                     $18,201,879
                                                                               ===========


Note 4 - Long-term debt in default:

               Long-term debt, all of which was in default, consisted of the following at June 30, 1999:

                   Long-term liabilities not subject to compromise:
                        U.S. Small Business Administration note payable in monthly installments of $6,369 including interest at 8% through
                        July 2019, personally guaranteed by a principal stockholder
                        and collateralized by certain property                                                   $753,860

                        U.S. Small Business Administration note payable in monthly installments of $1,863 including interest at 8% through July
                        1999, personally guaranteed by a principal stockholder and
                        collateralized by certain property                                                        149,994

                        Unsecured note payable in monthly installments of
                        $10,370 including interest at 8% through December 1999,
                        personally guaranteed by a principal stockholder                                           70,691
                                                                                                                 --------
                           Total long-term debt in default not subject to compromise (a)                          974,545
                                                                                                                 --------

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 4 - Long-term debt in default (concluded):

                   Long-term liabilities subject to compromise:
                        Convertible debentures in default with coupon rates of 6%
                        and 7%, net of discount of $117,632 (b)                                                $6,331,179

                        Consolidated loan in default (Note "A"). Principal was
                        due on January 1, 1999 with interest due monthly at 15%,
                        personally guaranteed by a principal stockholder,
                        secured by the stock of all subsidiaries and
                        collateralized by all assets of the Company                                             4,200,000

                        Consolidated bridge loan in default (Note "B").
                        Principal and interest at 15% was due on January 1,
                        1999, personally guaranteed by a principal stockholder,
                        secured by the stock of all subsidiaries and
                        collateralized by all assets of the Company (b)                                         2,800,530
                                                                                                              -----------
                           Total long-term debt in default subject to compromise
                              (Note 3)                                                                         13,331,709
                                                                                                              -----------

                           Total long-term debt in default (c)                                                $14,306,254
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

                Summarized financial information for the Company's reportable segments as of and for the six months ended June 30, 1999 and 1998 is shown in the following table:

                                                                Retail       Oil and Gas       Corporate       Total
                                                              ----------     -----------       ---------     ----------
                  1999:

                     Sales                                    $2,365,839       $50,777                       $2,416,616
                     Income (loss) from operations              (662,012)       21,326         $(327,641)      (968,327)
                     Other income (expense):
                         Lease and other income                   99,894       113,701                          213,595
                         Interest expense                       (381,767)                       (409,546)      (791,313)
                     Income (loss) before reorganization
                         items                                  (943,885)      135,027          (737,187)    (1,546,045)
                     Reorganization items - professional
                         fees                                                                   (319,121)      (319,121)
                     Net income (loss)                          (943,885)      135,027        (1,056,308)    (1,865,166)

                  1998:

                     Sales                                    $3,200,604       $94,343                       $3,294,947
                     Income (loss) from operations              (195,758)       33,409         $(779,754)      (942,103)
                     Other income (expense):
                         Interest expense                       (458,641)      (18,740)         (393,293)      (870,674)
                         Gain on sale of subsidiary                                              132,088        132,088
                     Net income (loss)                          (654,399)       14,669        (1,040,959)    (1,680,689)

Note 7 -   Condensed consolidated financial statements of the Parent:

                The unaudited condensed balance sheet, statement of operations and statement of cash flows of the Parent, which is the debtor-in-possession as of and/or for the six months ended June 30, 1999 follow:

                    Condensed balance sheet as of June 30, 1999:

                         Current assets:
                             Cash                                                      $      736
                             Prepaid expenses and other current assets                     39,002
                                                                                       ----------
                                      Total current assets                                 39,738
                         Equipment, net                                                    24,572
                         Deferred reorganization costs                                    553,099
                         Investments in subsidiaries, at equity                         5,592,344
                         Other assets                                                      42,589
                                                                                       ----------
                                      Total                                            $6,252,342
                                                                                       ==========

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Condensed consolidated financial statements of the Parent (continued):

                         Liabilities not subject to compromise:
                             Current liabilities:
                                 Accounts payable                                           $    386,708
                                 Intercompany payables                                           179,967
                                                                                            ------------
                                      Total liabilities not subject to compromise                566,675
                                                                                            ------------

                         Liabilities subject to compromise:
                             Long-term debt in default                                         9,131,711
                             Accounts payable                                                    205,309
                             Preferred stock dividends payable                                 2,581,816
                             Accrued interest on Note B                                          411,490
                             Accrued interest on debentures                                    1,049,694
                                                                                            ------------
                                      Total liabilities subject to compromise                 13,380,020
                                                                                            ------------
                                      Total liabilities                                       13,946,695
                                                                                            ------------
                         Minority interest in subsidiary                                          50,000
                                                                                            ------------
                         Commitments and contingencies

                         Stockholders' deficiency:
                             Cumulative convertible preferred stock; $.01 par
                                 value; 10,000,000 shares authorized:
                                 Series A, 7%, 9,912 shares issued and outstanding                    99
                                 Series B, 8%, 1,833 shares issued and outstanding                    18
                             Common stock, $.01 par value; 50,000,000 shares
                                 authorized; 30,565,352 shares issued and outstanding            305,653
                             Additional paid-in capital                                       24,865,373
                             Accumulated deficit                                             (32,915,496)
                                                                                            ------------
                                      Total stockholders' deficiency                          (7,744,353)
                                                                                            ------------
                                      Total                                                 $  6,252,342
                                                                                            ============

               Condensed statement of operations for the six months ended June
                  30, 1999:
                  Selling, general and administrative expenses                              $    327,641
                                                                                            ------------

                  Other expenses:
                     Interest expense (including all contractual interest and
                         amortization of all loan fees and debt discount)                        409,546
                     Equity in net losses of subsidiaries                                        808,858
                                                                                            ------------
                                      Total                                                    1,218,404
                                                                                            ------------
                  Loss before reorganization items                                            (1,546,045)

                  Reorganization items - professional fees                                      (319,121)
                                                                                            ------------

                  Net loss                                                                  $ (1,865,166)
                                                                                            ============

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 7 - Condensed consolidated financial statements of the Parent (concluded):

Condensed statement of cash flows for six months ended June 30, 1999:
    Operating activities:
        Net loss                                                            $(1,865,166)
        Adjustments to reconcile net loss to cash provided by
           operating activities:
           Amortization of loan fees and debt discount                          160,226
           Equity in net losses of subsidiaries                                 808,858
           Expenses paid by subsidiaries                                        179,967
           Changes in operating assets and liabilities:
              Prepaid expenses and other current assets                         (16,124)
              Accounts payable and accrued expenses subject to
                 compromise                                                     249,259
              Accounts payable and accrued expenses not subject to
                 compromise                                                     483,716
                                                                            -----------
  Cash provided by operating activities and net
                        increase in cash                                    $       736
                                                                            ===========


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

         On January 14, 1999, United Petroleum Corporation (the "Company") filed a petition for relief under chapter 11 of title 11 of the United States Code (11 U.S.C. Sections 101 et. seq., the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On July 23, 1999, the Company filed with the Bankruptcy Court its second amended plan of reorganization (the "Plan", a copy of which, together with the Second Amended Disclosure Statement, are filed as Exhibits 99.1 and 99.2, respectively, to the Company's Current Report on Form 8K/A (Amendment No. 1) filed on November 29, 1999 (the "8-K Report"), and are incorporated herein by reference).

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

         6) Infinity Investors Limited, a Nevis, West Indies corporation ("Infinity") was issued (i) 1,360,862 shares of New Common Stock, representing 27.2% of the issued and outstanding shares of New Common Stock (which amount is included in the table set forth in Paragraph 4, above) in exchange for the Debentures and Old Preferred Stock held by it, and (ii) 70,000 shares of New Preferred Stock of the Company, representing 50% of the issued and outstanding shares of New Preferred Stock, in exchange for satisfaction of the obligations of the Company and its wholly-owned subsidiaries, Calibur Systems, Inc. and Jackson-United Petroleum Corporation,

--------
(1) Certain holders of the Company's securities have asserted a right to receive distributions as the holders of Debentures, even though such holders previously exchanged their Debentures for Old Preferred Stock. The Company has disputed such claims. Pending their resolution, the Company has reserved 365,273 shares of New Common Stock that would otherwise be available for distribution to the holders of Debentures.

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

Results of Operations

     The Company realized a net loss of ($1,192,291) for the three months ended June 30, 1999, compared to a net loss of ($1,145,537) for the three months ended June 30, 1998 and a net loss of ($1,865,166) for the six months ended June 30, 1999, compared to a net loss of ($1,680,689) for the six months ended June 30, 1998.

     A summary of comparative results between the three and six months ended June 30, 1999 and the three and six months ended June 30, 1998 is as follows:

Revenues were realized as follows:


                                   Six Months Ended     Six Months Ended
                                      June 30, 1999        June 30, 1998
Retail Subsidiary:
  Gasoline                           $       553,864      $        783,261
  Car Wash                                 1,186,099             1,663,044
  Oil & Lube                                 539,212               622,860
  Grocery                                     61,993                86,560
  Other Sales                                 24,671                44,879
Energy Subsidiary:
  Natural Gas                                 50,777                76,978
  Crude Oil                                                         17,365
                                     ---------------       ---------------
Total Revenue                        $     2,416,616       $     3,294,947
                                     ===============       ===============

                                     Three Months Ended     Three Months Ended
                                      June 30, 1999           June 30, 1998
Retail Subsidiary:
  Gasoline                           $       223,606       $       467,730
  Car Wash                                   553,290               731,353
  Oil & Lube                                 290,336               315,236
  Grocery                                     30,551                46,342
  Other Sales                                 11,567                21,968
Energy Subsidiary:
  Natural Gas                                 24,705                45,505
  Crude Oil                                                          7,851
                                     ---------------       ---------------
Total Revenue                        $     1,134,055       $     1,635,985

                                     ===============       ===============

                    Retail Subsidiary (Calibur Systems, Inc.)

         Sales decreased $834,765 or 26.1% to $2,365,839 for the six months ended June 30, 1999 from $3,200,604 for the six months ended June 30, 1998. The decrease is primarily related to the sale and/or closing of six stores. Sales decreased $472,279, or 29.8%, to $1,110,350 for the three months ended June 30, 1999 from $1,582,629 for the three months ended June 30, 1998. The decrease is also primarily related to the sale and/or closing of six stores.

         The Company experienced a decrease in gross profit on gasoline sales from 4.4% for the three months ended June 30, 1998 to 2.1% for the three months ended June 30, 1999. Volume decreased from 482,092 gallons for the three months ended June 30, 1998 to 238,373 gallons in the second quarter of 1999 for an decrease of 50.5%. The Company experienced a decrease in gross profit on gasoline sales from 6.6% for the six months ended June 30, 1998 to 3.9% for the six months ended June 30, 1999. Volume decreased from 799,628 gallons for the six months ended June 30, 1998 to 621,742 gallons for the six months ended June 30, 1999 for a decrease of 22.2%. The decrease in volume is attributed to the closing or sale of three of the Company's gas locations. The Company went from six locations selling gasoline as of June 30, 1998 to three locations selling gasoline as of June 30, 1999.

         Car wash revenue was $178,063 lower for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. Same store car wash revenue decreased from $568,446 for the three months ended June 30, 1998 to $510,452 for the three months ended June 30, 1999 which represents a decrease of $57,994 or 10.2%. Car wash revenue was $476,945 lower for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Same store car wash revenue decreased from $1,259,723 for the six months ended June 30, 1998 to $1,056,643 for the six months ended June 30, 1999 which represents a decrease of $203,080 or 16.1%. The decrease is attributed to the decrease in the number of full service car wash locations, which went from 11 locations in 1998 to 8 locations in 1999. For further information related to the decrease in the number of the Company's full service car wash locations refer to "Expansion, Capital Requirements and Divestitures".

         Oil and lube revenue was $24,900 lower for three months ended June 30, 1999 as compared to the three months ended June 30, 1998 which represents a decrease of 7.9%. Same store revenue decreased $2,582. Oil and lube revenue was $83,648 lower the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Same store revenue increased $9,809. The decline in revenues reflects a reduction in store count, partially offset by slight increases in sales per store. The balance of the decrease is attributed to the decrease in the number of Company locations offering oil and lube services. As of June 30, 1999, the Company had 6 oil and lube centers in operation as compared to 10 oil and lube centers there were in operations open during the six months ended June 30, 1998. For further information related to the decrease in the number of Company locations offering oil and lube services refer to "Expansion, Capital Requirements and Divestitures".

         Grocery revenue was $30,551 for the three months ended June 30, 1999 as compared to $46,342 for the three months ended June 30, 1998. Other revenues were $11,567 for the three months ended June 30, 1999 compared to $21,968 for the three months ended June 30, 1998. Grocery revenue was $61,993 for the six months ended June 30, 1999 as compared to $ 86,560 for six months ended June 30, 1998. Other revenues were $24,671 for the six months ended June 30, 1999 compared to $44,879 for the six months ended June 30, 1998. The decrease in both cases is mainly attributed to the decrease in the number of locations carrying such products. For further information related to the decrease in the number of the Company's locations selling grocery and other items refer to "Expansion, Capital Requirements and Divestitures".

         As a result of all the foregoing factors, the Calibur Systems, Inc. subsidiary (Calibur) had a net loss of ($639,128) for the three months ended June 30, 1999, as compared to a net loss of ($520,394) for the three months ended June 30, 1998. Calibur had a net loss of ($943,885) for the six months ended June 30, 1999 as compared to a net loss of ($654,399) for the six months ended June 30, 1998.

            Energy Subsidiary (Jackson-United Petroleum Corporation)

         Natural gas revenues decreased to $20,008 for the three months ended June 30, 1999 as compared to $45,505 for three months ended June 30, 1998. Natural gas revenues decreased to $50,777 for the six months ended June 30, 1999 as compared to $76,978 for the six months ended June 30, 1998. The majority of these revenues were from the sixteen Pennsylvania wells drilled in 1996 under a joint venture agreement with Kastle Resources Enterprises, Inc. ("Kastle") of Edinboro, Pennsylvania. In November 1998, the Company entered into an agreement with Kastle pursuant to which the Company has agreed to sell its working interest in the sixteen wells to Kastle for $650,000. At that time, the net book value of the Company's interest in these wells approximated $1,095,000. Accordingly, the Company wrote down the wells to $650,000 less costs to sell which were estimated to be negligible, resulting in a $445,000 impairment loss. Therefore, the wells have been classified a property held for sale as of June 30, 1999 and December 31, 1998. Kastle made an initial payment to the Company of $40,000 and has agreed to make monthly payment to the Company of $30,000,which includes the estimated monthly revenue that 16 wells would have produced until November 1999.

         Oil revenue was $ 0 for the three months ended June 30, 1999 as compared to $7,851 for the three months ended June 30, 1998. Oil revenue was $ 50,777 for the six months ended June 30, 1999 as compared to $76,978 for the six months ended June 30, 1998. These revenues were produced from several of the Pennsylvania wells drilled under a joint venture agreement with Kastle as mentioned above. No revenues were realized from the "pilot" phase of a water-flood project which is a joint venture with Western Engineering, Inc. ("Western") of Evansville, Indiana.

         Jackson-United Petroleum Corporation (Jackson) had a net income of $57,276 for the three months ended June 30, 1999 as compared to a net income $4,517 for the three months ended June 30, 1998. For the six months ended June 30, 1999, Jackson had a net income of $135,027 as compared to a $14,669 for the six months ended June 30, 1998. The increase in the net income for the six and three months ended June 30, 1999 as compared to the six and three months ended June 30, 1998 is primarily due to the monthly payments of $30,000 as discussed above.

                             Consolidated Operations

         The decrease in revenues and cost of sales, for the six and three months ended June 30, 1999 as compared to the six and three months ended June 30, 1998 are attributed to the decrease in the number of Calibur locations operated by the Company.

         Selling, general and administrative expenses were $1,131,587 and $522,415 for the six and three months ended June 30, 1999, respectively, as compared to $1,898,805 and $1,175,588 for the six and three months ended June 30, 1998, respectively a decrease of $767,218, or 40.4% and $653,173, or 55.6%, respectively. The decrease is primarily due to cost cutting measures employed by the Company due to its financial position and reduced store count.

         Lease and other income increased to $213,595 and $97,631 for the six and three months ended June 30,1999, respectively. The increase is primarily due to the Company having entered into new lease agreements for two of its retail locations. Those leases grant the lessee the option to purchase the underlying premises through the lease term. For further information relating to the lease and other income refer to " Expansion, Capital Requirements and Divestitures".

         Interest expense decreased to $791,313 for the six months ended June 30, 1999 compared to $870,674 for the six months ended June 30, 1998 a decrease of $79,361, or 9.1%. Interest expense decreased to $348,968 for the three months ended June 30, 1999 as compared to $590,698 for the three months ended June 30, 1998. The decrease for both of these periods is primarily due to the write off of approximately $118,000 of deferred financing costs recorded on the Company's balance sheet as of December 31, 1997.

         In May 1999, the Company abandoned a car wash and lube center located at 1231 Oakridge Highway in Oakridge, Tennessee recognizing a loss of approximately $326,000. The loss mainly consisted of premises and equipment.

         Reorganization items - professional fees increased to $319,121 for the six months ended June 30, 1999. The professional fees consist of accounting, legal and other fees relating to the Company's Chapter 11 proceedings.

         The Company's net loss for the six months ended June 30, 1999 increased to $1,865,166 from $1,680,689 for the six months ended June 30, 1998, an increase of $184,477 or 10.9%. The increase is primarily related to professional fees of $319,121 incurred by the Company while it was in Chapter 11.

         Financial Condition - The working capital deficit of the Company as of June 30, 1999 was ($19,599,922) as compared to a deficit of approximately ($17,811,614) as of December 31, 1998. The principal reason for the increase is the accrued interest on the A and B notes.

         For the six months ended June 30, 1999, the Company generated cash from operating activities of approximately $77,000 as compared to cash used from operating activities of $1,085,0897 for the six months ended June 30, 1998. Cash generated from operations for the six months ended June 30, 1999 is primarily related to the delay in payment of pre and post petition liabilities.

         For the six months ended June 30, 1999, the Company used cash from investing activities of approximately $102,000 as compared to cash generated from investing activities of approximately $319,000 for the six months ended June 30, 1998. The cash used for investing activities for the six months ended June 30, 1999 resulted from payments for property and equipment.

         For the six months ended June 30, 1999, the Company used cash from financing activities of approximately $36,000 as compared to cash generated from financing activities of approximately $741,000 for the six months ended June 30, 1998. The cash used for financing activities for the six months ended June 30, 1999, resulted from principle payments on its long-term debt.

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


                Expansion, Capital Improvements and Divestitures

         As of June 30, 1999, the Company is not committed to any expansion projects in the retail subsidiary or the oil and gas subsidiary. During the year the following divestitures occurred.

         In May 1999, the Company abandoned a car wash and a lube center located at 1231 Oakridge Highway in Oakridge, Tennessee, recognizing a loss of approximately $326,000 which is included in the consolidated statement of operations for six months ended June 30, 1999. The loss mainly consisted of premises and equipment.

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

         In 1998, the Company entered into lease agreements for two of its retail locations, which grant the lessee the option to purchase the underlying premises throughout the lease term. One of the leases expires in May 1999 while the other lease expires in June 2003 and contains three consecutive five year renewal options. At December 31, 1998, these two retail locations had a net book value totaling $2,295,047 and accordingly, have been recorded as property held for sale. Subsequent to the end of the third quarter one of the tenants has exercised its option to purchase one of the properties. The Small Business Administration has approved the loan assumption required under the tenants contract to purchase the location and the loan approximates the net book value of the retail location. In addition, subsequent to the end of the third quarter, the Company has been informed that the tenant leasing the other retail location expects to exercise the option to purchase the property. The purchase price of the location, if purchased before December 31, 1999, would be approximately $950,000, and, if purchased in year 2000, would be approximately $1,000,000.


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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         At June 30, 1999, the Company was in default under both the Company's outstanding debentures and preferred stock. The Company ceased paying interest on the debentures and ceased paying dividends on the outstanding preferred stock effective December 31, 1997. Prior to that date the Company had been paying interest on the debentures and dividends on preferred stock by the issuance of common stock of the Company. Accrued interest on debentures and accrued dividends as of June 30, 1999 were $1,049,694 and $2,581,815, respectively. In connection with the Merger, described above, principal and interest outstanding under the debentures were converted into an aggregate of 1,750,000 shares of New Common Stock of the Company, and preferred stock interests were converted into an aggregate of 650,000 shares of New Common Stock.

         In addition, at June 30, 1999, the Company was in default under its mortgage notes (the A and B Notes) to Infinity and its affiliates. The primary reasons for the default were (1) failure to provide monthly financial information on a timely basis and (2) failure to pay interest on the A and B Notes, as discussed in Item 2, above. In connection with the Merger, described above, the holders of the A and B Notes were issued 70,000 shares of New Preferred Stock in satisfaction of the obligations under the Credit Agreement, and the A and B Notes to Infinity.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

                  27.1 Financial Data Schedule.

           (b) Reports on Form 8-K

                  On January 14, 1999, the Company filed a Current Report on Form 8-K stating under "Item 3. Bankruptcy or Receivership" that the Company had filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

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


                                   United Petroleum Corporation



Date: December 27, 1999            By: /s/  L. DOUGLAS KEENE, JR.
                                      ------------------------------------------
                                      L. Douglas Keene, Jr.
                                      Chief Accounting Officer
                                      (with dual responsibility)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
27.1                     Financial Data Schedule