Form 10QSB
period 1999-09-30
UNITED PETROLEUM CORP
filed 2000-01-04
CIK 82925

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:    SEPTEMBER 30, 1999

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




                                                                                         PAGE
                                                                                         ----
Part I - Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            September 30, 1999 (Unaudited) and December 31, 1998                            2

            Condensed Consolidated Statements of Operations
            Nine Months Ended September 30, 1999 and 1998 (Unaudited)                       3

            Condensed Consolidated Statement of Operations
            Three Months Ended September 30, 1999 and 1998 (Unaudited)                      4

            Condensed Consolidated Statement of Changes in Stockholders' Deficiency
            Nine Months Ended September 30, 1999 (Unaudited)                                5

            Condensed Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1999 and 1998 (Unaudited)                       6

            Notes to Condensed Consolidated Financial Statements                           7-14

Item 2.     Management's Discussion and Analysis or Plan of Operation                     15-24


Part II - Other Information

Item 6.     Exhibits and Reports on Form 8-K                                              24-25

            Signatures                                                                     26

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                                                     September 30,     December 31,
                    ASSETS                                               1999              1998
                                                                     ------------      ------------
                                                                      (Unaudited)        (Note 1)
Current assets:
     Cash                                                            $     30,715      $     78,216
     Accounts receivable                                                   77,264           106,719
     Inventories                                                          148,938           171,362
     Prepaid expenses and other current assets                             61,486            50,794
                                                                     ------------      ------------
              Total current assets                                        318,403           407,091
                                                                     ------------      ------------

Property and equipment:
     Oil and gas properties, net                                        3,019,698         3,043,240
     Premises and equipment, net                                        4,582,808         5,812,192
                                                                     ------------      ------------
              Totals                                                    7,602,506         8,855,432

Deferred reorganization costs                                             553,099           553,099
Property held for sale                                                  2,945,047         2,945,047
Other assets                                                               10,792            97,303
                                                                     ------------      ------------
              Totals                                                 $ 11,429,847      $ 12,857,972
                                                                     ============      ============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities not subject to compromise:
     Current liabilities:
         Long-term debt in default                                   $    938,265      $ 14,224,544
         Accounts payable                                                 683,269           319,736
         Preferred stock dividends payable                                                2,113,362
         Accrued interest on debentures                                                   1,026,030
         Accrued interest on Notes A and B                                                  456,099
         Other accrued expenses                                           114,981            78,934
                                                                     ------------      ------------
              Total current liabilities                                 1,736,515        18,218,705

Liabilities subject to compromise                                      18,853,131                --
                                                                     ------------      ------------
              Total liabilities                                        20,589,646        18,218,705
                                                                     ------------      ------------
Minority interest in subsidiary                                            50,000            50,000
                                                                     ------------      ------------

Commitments and contingencies

Stockholders' deficiency:
     Cumulative convertible  preferred stock; $.01 par value;
         10,000,000 shares authorized:
         Series A, 7%; 9,912 shares issued and outstanding                     99                99
         Series B, 8%; 1,833 shares issued and outstanding                     18                18
     Common stock, $.01 par value; 50,000,000 shares authorized;
         30,565,352 shares issued and outstanding                         305,653           305,653
     Additional paid-in capital                                        24,865,373        24,865,373
     Accumulated deficit                                              (34,380,942)      (30,581,876)
                                                                     ------------      ------------
              Total stockholders' deficiency                           (9,209,799)       (5,410,733)
                                                                     ------------      ------------
              Totals                                                 $ 11,429,847      $ 12,857,972
                                                                     ============      ============

See Notes to Condensed Consolidated Financial Statements.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)



                                                                     1999              1998
                                                                 ------------      ------------
Sales                                                            $  3,430,184      $  4,847,336
Cost of sales                                                       2,742,433         3,248,493
                                                                 ------------      ------------
Gross profit                                                          687,751         1,598,843
                                                                 ------------      ------------
Operating expenses:
     Selling, general and administrative expenses                   1,665,393         2,802,882
     Abandonment of premises and equipment                            325,794
     (Gain) loss on sale of premises and equipment                    344,575           (30,595)
                                                                 ------------      ------------
              Totals                                                2,335,762        (2,772,287)
                                                                 ------------      ------------

Loss from operations                                               (1,648,011)       (1,173,444)
                                                                 ------------      ------------
Other income (expense):
     Rental and other income from property held for sale              262,128
     Interest expense (including contractual interest on all
         outstanding loans and amortization of all loan fees
         and debt discount)                                        (1,270,502)       (1,383,693)
     Gain on sale of subsidiary                                                         132,088
                                                                 ------------      ------------
              Totals                                               (1,008,374)       (1,251,605)
                                                                 ------------      ------------

Loss before reorganization items                                   (2,656,385)       (2,425,049)

Reorganization items - professional fees                             (440,000)
                                                                 ------------      ------------

Net loss                                                           (3,096,385)       (2,425,049)

Preferred stock dividend requirements (including contractual dividends stayed under Chapter 11 proceedings on all
     outstanding preferred shares)                                   (702,681)       (1,444,152)
                                                                 ------------      ------------

Net loss applicable to common stockholders                       $ (3,799,066)     $ (3,869,201)
                                                                 ============      ============

Basic net loss per common share                                  $       (.12)     $       (.13)
                                                                 ============      ============

Basic weighted average number of common shares outstanding         30,565,352        29,879,515
                                                                 ============      ============


See Notes to Condensed Consolidated Financial Statements.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)





                                                                     1999              1998
                                                                 ------------      ------------
Sales                                                            $  1,013,568      $  1,552,389
Cost of sales                                                         814,871           879,653
                                                                 ------------      ------------

Gross profit                                                          198,697           672,736
                                                                 ------------      ------------
Operating expenses:
     Selling, general and administrative expenses                     533,806           904,077
     Loss on sale of premises and equipment                           344,575
                                                                 ------------      ------------
         Totals                                                       878,381           904,077
                                                                 ------------      ------------

Loss from operations                                                 (679,684)         (231,341)
                                                                 ------------      ------------
Other income (expense):
     Rental and other income from property held for sale               48,533
     Interest expense (including contractual interest on all
         outstanding loans and amortization of all loan fees
         and debt discount)                                          (479,189)         (513,019)
                                                                 ------------      ------------
              Totals                                                 (430,656)         (513,019)
                                                                 ------------      ------------

Loss before reorganization items                                   (1,110,340)         (744,360)

Reorganization items - professional fees                             (120,879)
                                                                 ------------      ------------

Net loss                                                           (1,231,219)         (744,360)

Preferred stock dividend requirements (including contractual dividends stayed under Chapter 11 proceedings on all
     outstanding preferred shares)                                   (234,227)         (483,674)
                                                                 ------------      ------------

Net loss applicable to common stockholders                       $ (1,465,446)     $ (1,228,034)
                                                                 ============      ============

Basic net loss per common share                                  $       (.05)     $       (.04)
                                                                 ============      ============

Basic weighted average number of common shares outstanding         30,565,352        29,879,515
                                                                 ============      ============


See Notes to Condensed Consolidated Financial Statements.

              UNITED PETROLEUM CORPORATION (Debtor-in-Possession)
                                AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                NINE MONTHS ENDED SEPTEMBER 30, 1999 (Unaudited)


                                      Series A          Series B
                                   Preferred Stock   Preferred Stock      Common Stock       Additional
                                   ---------------   ---------------  --------------------    Paid-in    Accumulated
                                   Shares   Amount   Shares   Amount    Shares     Amount     Capital      Deficit        Total
                                   ------   ------   ------   ------  ----------  --------  -----------  ------------  -----------
Balance, January 1, 1999            9,912   $  99     1,833   $   18  30,565,352  $305,653  $24,865,373  $(30,581,876) $(5,410,733)

Dividends declared:
  Series A preferred stock at 7%                                                                             (592,290)    (592,290)

  Series B preferred stock at 8%                                                                             (110,391)    (110,391)

Net loss                                                                                                   (3,096,385)  (3,096,385)
                                   ------   ------   ------   ------  ----------  --------  -----------  ------------  -----------
Balance, September 30, 1999         9,912   $  99     1,833   $   18  30,565,352  $305,653  $24,865,373  $(34,380,942) $(9,209,799)
                                   ======   ======   ======   ======  ==========  ========  ===========  ============  ===========

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                               1999             1998
                                                                           -----------      -----------
Operating activities:
     Net loss                                                              $(3,096,385)     $(2,425,049)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                          739,069          590,015
        Common stock issued for services                                                         29,358
        Abandonment on sale of premises and equipment                          325,794
        Gain on sale of subsidiary                                                             (132,088)
        (Gain) loss on sale of premises and equipment                          344,575          (30,595)
        Changes in operating assets and liabilities:
           Accounts receivable                                                  29,455           (1,768)
           Inventories                                                             632           90,759
           Prepaid expenses and other current assets                            (9,359)           7,592
           Accounts payable and accrued liabilities not subject
               to compromise                                                   636,182          141,017
           Accounts payable and accrued liabilities subject
               to compromise                                                   900,275
                                                                           -----------      -----------
                   Net cash used in operating activities                      (129,762)      (1,730,759)
                                                                           -----------      -----------
Investing activities:
     Acquisition of premises and equipment                                    (135,535)        (134,299)
     Proceeds for sale of premises and equipment                               290,004           52,526
     Proceeds from sale of subsidiary                                                           266,500
                                                                           -----------      -----------
                   Net cash provided by investing activities                   154,469          184,727
                                                                           -----------      -----------
Financing activities:
     Proceeds from issuance of debt                                                           1,990,353
     Principal payments of debt                                                (72,208)         (13,508)
     Reorganization costs                                                                      (553,099)
                                                                           -----------      -----------
                   Net cash provided by (used in) financing activities         (72,208)       1,423,746
                                                                           -----------      -----------

Net decrease in cash                                                           (47,501)        (122,286)

Cash, beginning of period                                                       78,216          166,180
                                                                           -----------      -----------

Cash, end of period                                                        $    30,715      $    43,894
                                                                           ===========      ===========
Supplemental disclosure of cash flow information:
     Interest paid                                                         $    29,345      $    14,211
                                                                           ===========      ===========


See Notes to Condensed Consolidated Financial Statements.

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation:

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of United Petroleum Corporation (the "Parent") and its subsidiaries (collectively, the "Company") as of September 30, 1999, their results of operations for the nine and three months ended September 30, 1999 and 1998, their changes in stockholders' deficiency for the nine months ended September 30, 1999 and their cash flows for the nine months ended September 30, 1999 and 1998. Information included in the condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated balance sheet included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998 (the "10-KSB") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-KSB. The consolidated results of operations for the nine and three months ended September 30, 1999 are not necessarily indicative of the results for the full year.

               The Company has been suffering from recurring losses from operations. At December 31, 1998 and at September 30, 1999 (as further explained in Note 4 to the consolidated financial statements in the 10-KSB), the Company was in violation of certain loan and convertible debenture covenants. In addition, the Company has been unable to meet certain of its convertible debenture and other loan obligations as they have become due.

               On January 14, 1999 (the "Petition Date"), the Parent voluntarily filed a petition in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the Federal bankruptcy laws ("Chapter 11"). Under Chapter 11, certain claims against the Parent in existence prior to the filing of the petition for relief under the Federal bankruptcy laws are stayed, while the Parent continues business operations as a debtor-in-possession subject to the jurisdiction of the U.S. Bankruptcy Court for the District of Delaware. These claims are reflected in the September 30, 1999 condensed consolidated balance sheet as "Liabilities subject to compromise".

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

               In accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," an unaudited condensed balance sheet at September 30, 1999 and unaudited condensed statements of operations and cash flows for the nine months ended September 30, 1999 for the Parent (reporting as a debtor-in-possession) have been presented in Note
               7. The Parent has continued, as a debtor-in-possession in Chapter 11, to conduct its business in the ordinary course, subject to control of the Bankruptcy Court.

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

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - Earnings per share:

               As further explained in Note 1 of notes to consolidated financial statements included in the 10-KSB, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of "basic" and, if appropriate, "diluted" earnings (loss) per common share. Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the nine and three months ended September 30, 1999 and 1998 and, accordingly, the assumed effects of the conversion of all of the Company's outstanding convertible debentures and preferred shares and the exercise of all of the Company's outstanding stock options and the application of the treasury stock method would have been anti-dilutive.


Note 3 - Liabilities subject to compromise:

               Liabilities subject to compromise at September 30, 1999 consisted of the following:

Long-term debt in default (Notes 4 and 6)             $13,449,346
Accounts payable                                          205,309
Preferred stock dividends payable                       2,816,043
Accrued interest on debentures (Notes 4 and 6)          1,049,694
Accrued interest on Notes A and B (Notes 4 and 6)       1,332,739
                                                      -----------

   Total                                              $18,853,131
                                                      ===========

Note 4 - Long-term debt in default:

               Long-term debt, all of which was in default, consisted of the following at September 30, 1999:

    Long-term liabilities not subject to compromise:
         U.S. Small Business Administration note payable in monthly installments of $6,369 including interest at 8% through
         July 2019, personally guaranteed by a principal stockholder
         and collateralized by certain property                               $749,985

         U.S. Small Business Administration note payable in monthly installments of $1,863 including interest at 8% through July
         1999, personally guaranteed by a principal stockholder and
         collateralized by certain property                                    147,483

         Unsecured note payable in monthly installments of $10,370
         including interest at 8% through December 1999, personally
         guaranteed by a principal stockholder                                  40,797
                                                                              --------
            Total long-term debt in default not subject to compromise (a)      938,265
                                                                              ========

              UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 4 - Long-term debt in default (concluded):

    Long-term liabilities subject to compromise:
         Convertible debentures in default with coupon rates of 6%
         and 7%, net of discount of $117,632 (b)                               $ 6,448,816

         Consolidated loan in default (Note "A"). Principal was due on January 1, 1999 with interest due monthly at 15%,
         personally guaranteed by a principal stockholder, secured
         by the stock of all subsidiaries and collateralized by all
         assets of the Company                                                   4,200,000

         Consolidated bridge loan in default (Note "B"). Principal and interest at 15% was due on January 1, 1999, personally
         guaranteed by a principal stockholder, secured by the stock of all subsidiaries and collateralized by all assets of the
         Company (b)                                                             2,800,530
                                                                               -----------
            Total long-term debt in default subject to compromise
              (Note 3)                                                          13,449,346
                                                                               -----------

            Total long-term debt in default (c)                                $14,387,611
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

               Summarized financial information for the Company's reportable segments as of and for the nine months ended September 30, 1999 and 1998 is shown in the following table:

                                               Retail       Oil and Gas        Corporate         Total
                                           -----------      -----------      -----------      -----------
1999:
   Sales                                   $ 3,361,199      $    68,985                       $ 3,430,184
   Income (loss) from operations            (1,215,378)          29,121      $  (461,754)      (1,648,011)
   Other income (expense):
       Lease and other income                  113,701          148,427                           262,128
       Interest expense                       (581,569)                         (688,933)      (1,270,502)
   Income (loss) before reorganization
       items                                (1,683,246)         177,548       (1,150,687)      (2,656,385)
   Reorganization items - professional
       fees                                                                     (440,000)        (440,000)
   Net income (loss)                        (1,683,246)         177,548       (1,590,687)      (3,096,385)

1998:

   Sales                                   $ 4,740,398      $   106,938                       $ 4,847,336
   Income (loss) from operations              (272,966)           9,491      $  (909,969)      (1,173,444)
   Other income (expense):
       Interest expense                       (617,337)         (25,880)        (740,476)      (1,383,693)
       Gain on sale of subsidiary                                                132,088          132,088
   Net income (loss)                          (890,303)         (16,389)      (1,518,357)      (2,425,049)


Note 7 -   Condensed consolidated financial statements of the Parent:

               The unaudited condensed balance sheet, statement of operations and statement of cash flows of the Parent, which is the debtor-in-possession as of and/or for the nine months ended September 30, 1999 follow:

     Condensed balance sheet as of September 30, 1999:

        Current assets:
              Cash                                          $      429
              Prepaid expenses and other current assets         30,381
                                                            ----------
                       Total current assets                     30,810
        Equipment, net                                          24,572
        Deferred reorganization costs                          553,099
        Investments in subsidiaries, at equity               4,895,495
                                                            ----------
                       Total                                $5,503,976
                                                            ==========

              UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Condensed consolidated financial statements of the Parent (continued):

Liabilities not subject to compromise:
    Current liabilities:
        Accounts payable                                         $    520,747
        Intercompany payables                                         290,637
                                                                 ------------
             Total liabilities not subject to compromise              811,384
                                                                 ------------

Liabilities subject to compromise:
    Long-term debt in default                                       9,249,349
    Accounts payable                                                  205,309
    Preferred stock dividends payable                               2,816,043
    Accrued interest on Note B                                        531,996
    Accrued interest on debentures                                  1,049,694
                                                                 ------------
             Total liabilities subject to compromise               13,852,391
                                                                 ------------
             Total liabilities                                     14,663,775
                                                                 ------------
Minority interest in subsidiary                                        50,000
                                                                 ------------
Commitments and contingencies
Stockholders' deficiency:
    Cumulative convertible preferred stock; $.01 par
        value; 10,000,000 shares authorized:
        Series A, 7%, 9,912 shares issued and outstanding                  99
        Series B, 8%, 1,833 shares issued and outstanding                  18
    Common stock, $.01 par value; 50,000,000 shares
        authorized; 30,565,352 shares issued and outstanding          305,653
    Additional paid-in capital                                     24,865,373
    Accumulated deficit                                           (34,380,942)
                                                                 ------------
             Total stockholders' deficiency                        (9,209,799)
                                                                 ------------
             Total                                               $  5,503,976
                                                                 ============

Condensed statement of operations for the nine months ended September 30, 1999:

Selling, general and administrative expenses                     $    461,745
                                                                 ------------

Other expenses:
   Interest expense (including all contractual interest and
       amortization of all loan fees and debt discount)               688,933
   Equity in net losses of subsidiaries                             1,505,707
                                                                 ------------
                    Total                                           2,194,640
                                                                 ------------
Loss before reorganization items                                   (2,656,385)

Reorganization items - professional fees                             (440,000)
                                                                 ------------

Net loss                                                         $ (3,096,385)
                                                                 ============

               UNITED PETROLEUM CORPORATION (Debtor-In-Possession)
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 7 - Condensed consolidated financial statements of the Parent (concluded):

Condensed  statement of cash flows for nine months ended September 30, 1999:

  Operating activities:
      Net loss                                                       $(3,096,385)
      Adjustments to  reconcile  net loss to cash  provided by
         operating activities:
         Amortization of loan fees and debt discount                     320,454
         Equity in net losses of subsidiaries                          1,505,707
         Expenses paid by subsidiaries                                   290,637
         Changes in operating assets and liabilities:
            Prepaid expenses and other current assets                     (7,504)
            Accounts payable and accrued expenses subject to
               compromise                                                368,418
            Accounts payable and accrued expenses not subject to
               compromise                                                619,102
                                                                     -----------
                  Cash provided by operating activities and net
                    increase in cash                                 $       429
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

         On January 14, 1999, United Petroleum Corporation (the "Company") filed a petition for relief under chapter 11 of title 11 of the United States Code (11 U.S.C. Section 101 et. seq., the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On July 23, 1999, the Company filed with the Bankruptcy Court its second amended plan of reorganization (the "Plan", a copy of which, together with the Second Amended Disclosure Statement, are filed as Exhibits 99.1 and 99.2, respectively, to the Company's Current Report on Form 8K/A (Amendment No. 1) filed on November 29, 1999 (the "8-K Report"), and are incorporated herein by reference).

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

Results of Operations

     The Company realized a net loss of ($1,213,219) for the three months ended September 30, 199 as compared to a net loss of ($744,360) for the three months ended September 30, 1998 and a net loss of ($3,096,385) for the nine months ended September 30, 1999 as compared to a net loss of ($2,425,049) for the nine months ended September 30, 1998.

     A summary of comparative results between the three and nine months ended September 30, 1999 and the three and nine months ended September 30, 1998 is as follows:

Revenues were realized as follows:

                                      Nine Months Ended      Nine Months Ended
                                      September 30, 1999     September 30, 1998
Retail Subsidiary:
  Gasoline                                 $  725,690            $1,313,451
  Car Wash                                  1,744,838             2,328,668
  Oil & Lube                                  765,070               916,033
  Grocery                                      90,258               128,793
  Other Sales                                  35,343                53,453
Energy Subsidiary:
  Natural Gas                                  68,985                84,221
  Crude Oil                                                          22,717
                                           ----------            ----------
Total Revenue                              $3,430,184            $4,847,336
                                           ==========            ==========

                                     Three Months Ended      Three Months Ended
                                     September 30, 1999      September 30, 1998
Retail Subsidiary:
  Gasoline                                $  171,826            $  530,190
  Car Wash                                   558,739               665,624
  Oil & Lube                                 225,858               293,173
  Grocery                                     28,265                42,223
  Other Sales                                 10,672                 8,581
Energy Subsidiary:
  Natural Gas                                 18,208                 7,243
  Crude Oil                                                          5,355
                                          ----------            ----------
Total Revenue                             $1,013,568            $1,552,389
                                          ==========            ==========

                    Retail Subsidiary (Calibur Systems, Inc.)

         Sales decreased $1,379,199, or 29.1% to $3,361,199 for the nine months ended September 30, 1999 from $4,740,398 for the nine months ended September 30, 1998. The decrease is primarily related to the sale and/or closing of seven stores. Sales decreased $544,431 or 35.4% to $995,360 for the three months ended September 30, 1999 from $1,539,791 for the three months ended September 30, 1998. The decrease is also primarily related to the sale to the sale and/or closing of seven stores.

         The Company experienced a decrease in gross profit on gasoline sales from 4.7% for the three months ended September 30, 1998 to 2.5% for the three months ended September 30, 1999. Volume decreased from 482,092 gallons for the three months ended September 30, 1998 to 159,961 gallons for the three months ended September 30, 1999 for an decrease of 66.8%. The Company experienced a decrease in gross profit on gasoline sales from 5.8% in the nine months ended September 30, 1998 to 2.6% in the nine months ended September 30, 1999. Volume decreased from 1,377,062 gallons in the nine months ended September 30, 1998 to 781,703 gallons in the nine months ended September 30, 1999 for a decrease of 54.8%. The decrease in volume is attributed to the closing or sale of three of the Company's gas locations. The Company went from six locations selling gasoline in 1998 to three locations selling gasoline as of September 30, 1999.

         Car wash revenue was $106,885 lower for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, which represents a decrease of 16.1%. Same store car wash revenue decreased from $569,803 for the three months ended September 30, 1998 to $558,739 for the three months ended September 30, 1999 which represents a decline of $11,065 or 1.9%. Car wash revenue decreased from $2,328,668 for the nine months ended September 30, 1998 as compared to $1,744,838 for the nine months ended September 30, 1999 which represents a decrease of $583,830 or 25.1%. Same store car wash revenue decreased from $1,826,869 for the nine months ended September 30, 1998 as compared to $1,615,382 for the nine months September 30, 1999, which represents a decrease of $211,487 or 11.6%. The decrease is attributed to the decrease in the number of full service car wash locations, which went from 11 locations in 1998 to 8 locations in 1999. For further information related to the decrease in the number of the Company's full service car wash locations refer to "Expansion, Capital Requirements and Divestitures".

         Oil and lube revenue was $67,315 lower for three months ended September 30, 1999 as compared to the three months ended September 30, 1998 which represents a decrease of 22.9 %. Same store revenue declined $4,462. Oil and lube revenue was $150,963 lower for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 which represents a decrease of 16.5%. Same store revenue decreased $19,604. The balance of the decrease is attributed to the decrease in the number of Company locations offering oil and lube services. As of September 30, 1999, the Company had 6 oil and lube centers in operation as compared to 8 oil and lube centers there were in operations open during the three months ended September 30, 1998. For further information related to the decrease in the number of Company locations offering oil and lube services refer to "Expansion, Capital Requirements and Divestitures".

         Grocery revenue was $28,265 for the three months ended September 30, 1999 as compared to $42,223 for the three months ended September 30, 1998. Other revenues were $10,672 for the three months ended September 30, 1999 compared to $8,581 for the three months ended September 30, 1998. Grocery revenue was $90,258 for the nine months ended September 30, 1999 as compared to $128,793 for nine months ended September 30, 1998. Other revenues were $35,343 for the nine months ended September 30, 1999 compared to $53,453 for the nine months ended September 30, 1998. The decrease in both cases is mainly attributed to the decrease in the number of locations carrying such products. For further information related to the decrease in the number of the Company's locations selling grocery and other items refer to "Expansion, Capital Requirements and Divestitures".

         As a result of all the foregoing factors, the Calibur Systems, Inc. subsidiary (Calibur) had a net loss of ($739,361) for the three months ended September 30, 1999 as compared to a net loss of ($235,904) for the three months ended September 30, 1998. Calibur had a net loss of ($1,683,246) for the nine months ended September 30, 1999, as compared to a net loss of ($890,303) for the nine months ended September 30, 1998.

            Energy Subsidiary (Jackson-United Petroleum Corporation)

         Natural gas revenues increased to $18,208 for the three months September 30, 1999 as compared to $7,243 for three months ended September 30, 1998. Natural gas revenues decreased to $68,985 for the nine months ended September 30, 1999 as compared to $84,221 for the nine months ended September 30, 1998. The majority of these revenues were from the sixteen Pennsylvania wells drilled in 1996 under a joint venture agreement with Kastle Resources Enterprises, Inc. ("Kastle") of Edinboro, Pennsylvania. In November 1998, the Company entered into an agreement with Kastle pursuant to which the Company has agreed to sell its working interest in the sixteen wells to Kastle for $650,000. At that time, the net book value of the Company's interest in these wells approximated $1,095,000. Accordingly, the Company wrote down the wells to $650,000 less costs to sell which were estimated to be negligible, resulting in a $445,000 impairment loss. Therefore, the wells have been classified a property held for sale as of September 30, 1999 and December 31, 1998. Kastle made an initial payment to the Company of $40,000 and has agreed to make monthly payment to the Company of $30,000 which includes the estimated monthly revenue that that 16 wells would have produced until November 1999.

         Oil revenue was $0 for the three months ended September 30, 1999 as compared to $5,355 for the three months ended September 30, 1998. Oil revenue was $0, for the nine months ended September 30, 1999 as compared to $22,717 for the nine months ended September 30, 1998. These revenues were produced from several of the Pennsylvania wells drilled under a joint venture agreement with Kastle as mentioned above. No revenues were realized from the "pilot" phase of a water-flood project which is a joint venture with Western Engineering, Inc. ("Western") of Evansville, Indiana.

         Jackson-United Petroleum Corporation (Jackson) had a net income of $42,521 for the three months ended September 30, 1999 as compared to net income of $2,351 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, Jackson had a net income of $177,548 as compared to a net loss of $16,389 for the nine months ended September 30, 1998. The increase in the net income for the nine and three months ended September 30, 1999 as compared to the nine and three months ended September 30, 1998 is primarily due to the monthly payments of $30,000 as discussed above.

                             Consolidated Operations

         The decrease in revenues and cost of sales, for the nine and three months ended September 30, 1999 as compared to the nine and three months ended September 30, 1998 are attributed to the decrease in the number of Calibur locations operated by the Company.

Operating Expenses

         Selling, general and administrative expenses were $1,665,393 and $533,806 for the nine and three months ended September 30, 1999, respectively, as compared to $2,802,882 and $904,077 for the nine and three months ended September 30, 1998, respectively, a decrease of $1,137,489, or 40.5% and $370,271, or 40.9%, respectively. The decrease is primarily due to cost cutting measures employed by the Company due to its financial condition and reduced store count.

         For the nine months ended September 30, 1999, the Company abandoned a car wash and lube center recognizing a loss of $325,794. In addition, in July 1999, the Company sold an express lube center recognizing a loss of $344,575. For further information relating to the abandonment of the car wash and lube center location and the sale of the lube center and other items refer to "Expansion, Capital Requirements and Divestitures".

Other expenses and income

         Lease and other income increased to $262,128 and $48,533 for the nine months and three months ended September 30, 1999, respectively. The increase is primarily due to the Company having entered into new lease agreements for two of its retail locations. These leases grant the lessee the option to purchase the underlying premises through the lease term. For further information relating to lease and other income refer to "Expansion, Capital Requirements and Divestitures".

         Interest expense decreased to $1,270,502 for the nine months ended September 30, 1999 compared to $1,383,693 for the nine months ended September 30, 1998 a decrease of $113,191, or 8.2%. Interest expense decreased to $479,189 for the three months ended September 30, 1999 as compared to $513,019 for the three months ended September 30, 1998. The decrease in interest expense for both of these periods is due the following: (1) a decrease in the discount and issue costs associated with a debenture which matured on September 1, 1999 and (2) approximately $118,000 of deferred financing costs recorded on the Company's balance sheet as of December 31, 1997 which were amortized in 1998.

         In January 1998, the Company sold a subsidiary for $266,600 resulting in a gain of approximately $132,000.

         Reorganization items - professional fees increased to $440,000 and $120,879 for the nine and three months ended September 30, 1999, respectively. The professional fees consist of accounting, legal and other fees directly relating to the Company's Chapter 11 proceedings.

         The Company's net loss for the nine months ended September 30, 1999 increased to $3,096,385 from $2,425,049, an increase of $671,336 or 21.7%. The increase is due to the following: (1) a decrease in the number of stores in Calibur and (2) professional fees of $440,000 incurred by the Company while it was in Chapter 11.

         Financial Condition - The working capital deficit of the Company as of September 30, 1999 was ($20,271,243) as compared to a deficit of ($17,811,614) as of December 31, 1998. The principal reason for the increase is the accrued interest on the A and B Notes.

         For the nine months ended September 30, 1999, the Company used cash from operating activities of approximately $130,000, as compared to cash used for operating activities of approximately $1,731,000 for the nine months ended September 30, 1998. Cash used for operating activities for the nine months ended September 30, 1999 resulted from the net loss.

         For the nine months ended September 30, 1999, the Company generated cash from investing activities of approximately $155,000 as compared to cash generated from investing activities of approximately $185,000 for the nine months ended September 30, 1998. Cash generated from investing activities for the nine months ended September 30, 1999 resulted from payments for property and equipment of approximately $135,000, offset by proceeds received from the sale of property and equipment of approximately $290,000.

         For the nine months ended September 30, 1999, the Company used cash for financing activities of approximately $72,000, as compared to cash generated from financing activities of approximately $1,423,000 for the nine months ended September 30, 1998. Cash used for investing activities for the nine months ended September 30, 1999 resulted from the principal payments of debt.

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


                Expansion, Capital Improvements and Divestitures

         As of September 30, 1999, the Company is not committed to any expansion projects in the retail subsidiary or the oil and gas subsidiary. During the year the following divestitures occurred.

         In May 1999, the Company abandoned a car wash and a lube center located at 1231 Oakridge Highway in Oakridge, Tennessee, recognizing a loss of approximately $326,000, which is included in the consolidated statement of operations for six months ended June 30, 1999. The loss mainly consisted of premises and equipment.

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

         In 1998, the Company entered into lease agreements for two of its retail locations, which grant the lessee the option to purchase the underlying premises throughout the lease term. One of the leases expires in May 1999 while the other lease expires in June 2003 and contains three consecutive five year renewal options. At December 31, 1998, these two retail locations had a net book value totaling $2,295,047 and accordingly, have been recorded as property held for sale. One of the tenants has exercised its option to purchase one of the properties. The Small Business Administration has approved the loan assumption required under the tenants contract to purchase the location and the loan approximates the net book value of the retail location. In addition, subsequent to the end of the quarter, the Company has been informed that the tenant leasing the other retail location expects to exercise the option to purchase the property. The purchase price for the location, if purchased before December 31, 1999, would be approximately $950,000, and, if purchased in the year 2000, would be approximately $1,000,000.

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

         The words "anticipate," "believe," "estimate," expect," "intend," "will," and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to, the Company's emergence from bankruptcy proceedings; successful execution of the reorganization plan and merger with FSCI; retention of key personnel; availability of labor; issues with key suppliers, subcontractors and business partners; legal proceedings; market risks; weather patterns; prices for oil and gas; the effect of economic conditions; the impact of competition; Year 2000 compliance; and legislative or regulatory actions. Should one or more of these risk or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, and estimated or expected.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         At September 30, 1999, the Company was in default under both the Company's outstanding debentures and preferred stock. The Company ceased paying interest on the debentures and ceased paying dividends on the outstanding preferred stock effective December 31, 1997. Prior to that date the Company had been paying interest on the debentures and dividends on preferred stock via the issuance of common stock of the Company. Accrued interest on debentures and accrued dividends as of September 30, 1999 were $1,049,694 and $2,861,093, respectively. In connection with the Merger, described above, principal and interest outstanding under the debentures were converted into an aggregate of 1,750,000 shares of New Common Stock of the Company, and preferred stock interests were converted into an aggregate of 650,000 shares of New Common Stock.

         In addition, at September 30, 1999, the Company was in default under its mortgage notes (the A and B Notes) to Infinity and its affiliates. The primary reasons for the default were (1) failure to provide monthly financial information on a timely basis and (2) failure to pay interest on the A and B Notes, as discussed in Item 2, above. In connection with the Merger, described above, the holders of the A and B Notes were issued 70,000 shares of New Preferred Stock in satisfaction of the obligations under the Credit Agreement, and the A and B Notes.

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


                                    United Petroleum Corporation



Date: December 27, 1999             By: /s/ L. Douglas Keene, Jr.
                                        ------------------------------
                                            L. Douglas Keene, Jr.
                                            Chief Accounting Officer
                                            (with dual responsibility)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
27.1          Financial Data Schedule