Form 10-Q
period 1999-12-19
UNITED PETROLEUM CORP
filed 2000-02-07
CIK 82925

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 19, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------
Commission file number:  2-38375


                          United Petroleum Corporation
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                                              13-3103494
--------------------------------------------------------------         ---------------------------
(State or other jurisdiction of incorporation                                (I.R.S. Employer
                 or organization)                                           Identification No.)


                   5800 N.W. 74th Avenue, Miami, Florida 33166
                   -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (305) 592-3100
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                   December 31
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


Yes    X     No
     -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,000,000 shares of voting common stock, par value $.01 per share, as of January 31, 2000.

                          UNITED PETROLEUM CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
         ITEM 1. Financial Statements

         Condensed consolidated balance sheets -
            December 19, 1999 and August 29, 1999.......................  4-5

         Condensed consolidated statements of operations -
            Sixteen weeks ended December 19, 1999 and
            December 20, 1998...........................................   6

         Consolidated statement of changes in stockholders' equity -
            Sixteen weeks ended December 19, 1999.......................   7

         Condensed consolidated statements of cash flows -
            Sixteen weeks ended December 19, 1999 and
            December 20, 1998...........................................   8

         Notes to condensed consolidated financial statements...........  9-10

         ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................ 11-13


PART II   OTHER INFORMATION

         ITEM 3.  Legal Proceedings.....................................  14

         ITEM 6.  Exhibits and Reports on Form 8-K......................  14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                          UNITED PETROLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                          DECEMBER 19,      AUGUST 29,
                ASSETS                        1999            1999
                ------                    ------------    -------------
                                          (Unaudited)          *

Cash and cash equivalents                   $   715          $    38
Accounts receivable, net of allowances
  of $65 in 2000 and 1999                       966              762
Receivable from affiliated company              297               --
Inventories                                   4,385            3,826
Prepaid expenses and other current assets       402              483
                                            -------          -------
  Total current assets                        6,765            5,109

Property and equipment, net                  16,459            3,794
Goodwill and other intangible assets         36,543               --
Investment in Farm Stores Grocery, Inc.          25               11
Deferred financing costs                      1,302               54
Other assets                                     56               35
                                            -------          -------
                                            $61,150          $ 9,003
                                            =======          =======

(continued on page 5)

                          UNITED PETROLEUM CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                            DECEMBER 19,      AUGUST 29,
                LIABILITIES AND STOCKHOLDERS' EQUITY             1999            1999
                ------------------------------------        ------------    -------------
                                                             (Unaudited)          *
Current liabilities
 Accounts payable                                             $  7,479        $  4,972
 Accrued expenses                                                2,205           1,674
 Current portion of long-term debt                                 239              94
                                                              --------        --------
 Total current liabilities                                       9,923           6,740

Long-term debt, net of current portion                          23,714             106
Other long-term liabilities                                        212             224
                                                              --------        --------
 Total liabilities                                              33,849           7,070

Stockholders' equity
 Preferred stock, Series A, 9%, $.01 par value, 300,000
   shares authorized, 140,000 shares issued and outstanding          2              --
 Common stock, $.01 par value, 10,000,000 shares
   authorized, 5,000,000 shares issued and outstanding              50              --
 Additional paid-in capital                                     28,355              --
 Accumulated deficit                                            (1,106)             --
                                                              --------        --------
 Total stockholders' equity                                     27,301              --
                                                              --------        --------

Division equity                                                     --           1,933

                                                              --------        --------
                                                              $ 61,150        $  9,003
                                                              ========        ========


* Condensed from audited financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UNITED PETROLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   ------------------------------
                                                       SIXTEEN WEEKS ENDED
                                                   ------------------------------
                                                    DECEMBER 19,     DECEMBER 20,
                                                       1999            1998

Sales                                                 $ 33,708        $ 32,828
Cost of sales                                           26,227          24,658
                                                      --------        --------
Gross profit                                             7,481           8,170

Operating expenses:
  Store operating expenses                               6,262           6,528
  Depreciation and amortization                            396             140
  General & administrative expenses                      1,564           1,466
                                                      --------        --------

Total                                                    8,222           8,134
                                                      --------        --------

Income (loss) from operations                             (741)             36

Other income (expense):
  Interest expense                                        (290)             (7)
  Interest income                                           26              69
  Other income                                              19              16
  Equity in earnings (loss) of FSGI                         14             (10)
  Gain (loss) from disposition of properties               (13)             (5)
                                                      --------        --------

Net income (loss)                                         (985)       $     99
                                                                      ========

Preferred stock dividends                                 (121)
                                                      --------

Net loss applicable to common stockholders            $ (1,106)
                                                      ========

Earnings (loss) per share
  Basic earnings (loss) per share                     $  (0.22)
  Weighted average number of shares                      5,000

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   UNITED PETROLEUM CORPORATION
          Consolidated Statement of Changes in Stockholders' Equity
              Sixteen Weeks Ended December 19, 1999
                           (Unaudited)

                                                              Series A
                                                           Preferred Stock            Common Stock
                                                        ----------------------  -------------------------
(In thousands, except share data)                         Shares     Amount         Shares      Amount
-------------------------------------------------------------------  ---------  --------------  ---------
Balance at August 29, 1999                                       --  $      --              --  $      --
Settlement of partners' interest in division equity              --         --              --         --
FSCI common stock outstanding                                    --         --          10,000         10
                                                        -----------  ---------  --------------  ---------
FSCI balance at November 12, 1999 prior to merger                --         --          10,000         10
Acquisition of FSCI common stock                                 --         --         (10,000)       (10)
UPC preferred and common stock issued to FSCI
  shareholder for the acquisition of FSCI                    70,000          1       2,400,000         24
Issuance of new preferred and common stock to
  UPC's pre-merger shareholders                              70,000          1       2,600,000         26
Dividends declared:
  Series A preferred stock at 9%                                 --         --              --         --
Net loss                                                         --         --              --         --
                                                        -----------  ---------  --------------  ---------
Balance at December 19, 1999                                140,000  $       2       5,000,000  $      50
                                                        ===========  =========  ==============  =========


                                                         Additional                                  Total
                                                          Paid-in     Accumulated    Division    Stockholders'
(In thousands, except share data)                         Capital        Deficit       Equity         Equity
-------------------------------------------------------------------   -----------   ----------   -------------
Balance at August 29, 1999                              $        --   $        --   $    1,933   $       1,933
Settlement of partners' division equity                         844            --       (1,933)         (1,089)
FSCI common stock outstanding                                   (10)           --           --              --
                                                        -----------   -----------   ----------   -------------
FSCI balance at November 12, 1999 prior to merger               834            --           --             844
Acquisition of FSCI common stock                             (2,990)           --                       (3,000)
UPC preferred and common stock issued to FSCI
  shareholder for the acquisition of FSCI                    14,925            --           --          14,950
Issuance of new preferred and common stock to
  UPC's pre-merger shareholders                              15,586            --           --          15,613
Dividends declared:
  Series A preferred stock at 9%                                 --          (121)          --            (121)
Net loss                                                         --          (985)          --            (985)
                                                        -----------   -----------   ----------   -------------
Balance at December 19, 1999                            $    28,355   $    (1,106)  $       --   $      27,301
                                                        ===========   ===========   ==========   =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     SIXTEEN WEEKS ENDED
                                                             ----------------------------------
                                                               DECEMBER 19,       DECEMBER 20,
                                                                  1999               1998
                                                             ---------------   ----------------
Cash flows from operating activities:
  Net income (loss)                                             $   (985)          $     99
  Adjustments for non-cash items:
      Depreciation and amortization                                  396                140
      Equity in (earnings) loss in FSG                               (14)                10
      Loss (gain) on disposal of fixed assets                         13                 14
      Change in assets and liabilities:
        Accounts receivable                                         (667)              (131)
        Inventories                                                 (410)               (80)
        Prepaid expenses                                              57               (213)
        Other assets                                                (337)                14
        Accounts payable                                           1,720                337
        Accrued expenses                                            (212)                72
        Other long-term liabilities                                 (218)               (17)
                                                                --------           --------

           Cash provided by (used in) operating activities          (657)               245
                                                                --------           --------

Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired                (19,936)                --
  Purchases of property, plant and equipment                        (322)              (214)
  Proceeds from disposition of property, plant and equipment          14                  2
                                                                --------           --------

           Net cash used in investing activities                 (20,244)              (212)
                                                                --------           --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt, net of loan costs     21,751                 --
  Principal payments on long-term debt                              (173)               (36)
                                                                --------           --------

           Net cash provided by (used in) financing activities    21,578                (36)
                                                                --------           --------

Net increase (decrease) in cash and cash equivalents                 677                 (3)

Cash and cash equivalents, beginning                                  38                 41
                                                                --------           --------

Cash and cash equivalents, ending                               $    715           $     38
                                                                ========           ========

Supplemental cash flow information:
Cash paid for interest                                          $    130           $      7
                                                                ========           ========
Supplemental schedule of non cash investing and financing
  activities:
Accrued dividends on preferred stock                            $    121
                                                                ========

Net reorganized value of UPC and preferred and common stock     $ 15,613
  issued to UPC's pre-merger shareholders                       ========


Preferred and common stock issued to acquire the net assets     $ 14,950
  of FSCI                                                       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UNITED PETROLEUM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements for United Petroleum Corporation (the "Company" or "UPC") have been prepared in accordance with (i) generally accepted accounting principles for interim financial reporting and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

         This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of August 29, 1999 as presented in the Form 8-K/A(2) dated November 12, 1999 and filed with the Securities and Exchange Commission on January 28, 2000.

         The financial statements of the Company at August 29, 1999 reflects the equity of the Farm Stores Walk-in Division (shown as "Division Equity") consisting of the assets, liabilities, & operations of the traditional walk-in convenience stores owned & operated by two partnerships having common ownership. This division was segregated & reported on separately to reflect the effects of the Transactions.

         Operating results for the sixteen weeks ended December 19, 1999 are not necessarily indicative of operating results that may be expected for the full fiscal year.

Fiscal Year

         The Company operates on a fifty-two/fifty-three week fiscal year ending on the Sunday nearest August 31. The accompanying financial statements include operations for the first quarter ended December 19, 1999 and December 20, 1998, each encompassing a total of sixteen weeks.

Earnings (Loss) per Share

         The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS") which requires the presentation of "basic" and, if appropriate, "diluted" earnings per common share. Diluted earnings per share have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the sixteen weeks ended December 19, 1999 and accordingly, the assumed effects of the conversion of all of the Company's preferred stock would have been anti-dilutive. Earnings per share for the sixteen weeks ended December 20, 1998 was not presented in the accompanying unaudited condensed consolidated statements of operations because the operations for which the data is presented were held in partnership form.

Segment Information

         The Company primarily operates in one segment, convenience stores, and in one geographic area, Florida. Although the Company operates in another segment, consisting of oil and gas operations, and in other geographic areas (Georgia and Tennessee), the operations of these segments are insignificant to the operations of the Company as a whole, and are therefore not reported on separately.

2. Acquisitions and Other Significant Events

     On November 12, 1999, a series of transactions occurred as described in
Item 2 of UPC's Current Report on Form 8-K/A (Amendment 1) filed on December 1, 1999 (together with the preceding distributions, contributions and transfers among the Farm Stores Partnerships, their partners, UPC, FSCI, Farm Stores Grocery, Inc. and their subsidiaries, the "Transactions"), which included the merger of Farm Stores Convenience Stores, Inc. ("FSCI") and United Petroleum Group, Inc. ("UPG") a wholly-owned subsidiary of the Company. UPG is the surviving entity. As a result, UPG is the legal acquirer of FSCI's walk-in convenience stores business and its 10% equity interest in Farm Stores Grocery, Inc. ("FSG"), a drive-thru convenience store business. As part of the merger, the shareholders of FSCI received total consideration of approximately $17,950,000 consisting of 2,400,000 shares of UPC's common stock which represents a 48% ownership interest (valued at $7,926,240), 70,000 shares of UPC's preferred stock (valued at $7 million) which represents a 50% interest, and $3 million in cash. In addition, UPG assumed $17 million of debt which FSCI incurred in connection with the Transactions. FSCI is deemed the accounting acquirer; accordingly, the transaction is accounted for as a reverse acquisition. The accompanying financial statements include UPC's assets and operations for a portion of the period.

3. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):


                                                          2000        1999
                                                        --------    --------
         Property and equipment, gross                  $ 21,123    $  5,959
         Less: Accumulated depreciation                   (4,501)     (2,165)
                                                        --------    --------
         Property and equipment, net                    $ 16,622    $  3,794
                                                        ========    ========


Depreciation expense for the sixteen weeks ended December 19, 1999 and December 20, 1998 was approximately $218,000 and $141,000, respectively.


4. Receivable from Affiliated Company

Receivable from affiliated company at December 19, 1999 represents the balance due from FSG relating to the management fee charged by the Company for providing general and administrative services for FSG. The fee is based on the number of stores FSG operates in accordance with the management agreement between the Company and FSG. The receivable balance also includes charges by the Company's maintenance department for work performed on FSG's stores.

5. Current Portion of Long-term Debt

Current portion of long-term debt includes a loan to the Company in the amount of $146,000 which has matured. The loan is secured by a mortgage encumbering a property located in Georgia which is leased by the Company's subsidiary to an unrelated third party. The lease requires the tenant to make all payments coming due under the loan, and upon exercising an option to purchase the property, to assume the loan. The tenant has advised the Company that it has exercised its option to purchase the property, and continues to make monthly payments under the loan.

6. Contingencies

The Company is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the nature of these proceedings and the amounts of damages claimed, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future revenues and profitability, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

         In the following comparison of the results of operations, the sixteen weeks ended December 19, 1999 and December 20, 1998 are referred to as 2000 and 1999, respectively.

         The Company's Financial statements for 2000 reflect the assets and operations of UPC acquired in its merger with FCSI.

COMPARISON OF THE SIXTEEN WEEKS ENDED DECEMBER 19, 1999 AND DECEMBER 20, 1998

         Revenues and gross profit for 2000 were $33.7 million and $7.5 million, respectively, as compared to $32.8 million and $8.2 million, respectively, for 1999. The Company generated a net loss of $1,106,000 in 2000, compared to net income of $99,000 in 1999. Included in the net loss in 2000 are preferred stock dividends totalling $121,000. In addition, the effects of the Transactions and the financing of the acquisition contributed $461,000 of the net loss in 2000 as follows: (i) amortization of goodwill and other intangible assets of $177,000,
(ii) depreciation expense on the write-up of assets to fair value of $6,000, and
(iii) interest expense including amortization of deferred loan costs of $278,000.

         Revenues increased $880,000 or 2.7% from the prior year partially due to the inclusion of $320,000 of revenues generated by UPG subsequent to its acquisition. A summary of revenues by source for the comparative sixteen week period is as follows (in thousands):

                                            Sixteen Weeks Ended
                                           Dec. 19      Dec. 20
                                             1999         1998
                                          ----------   ----------
         Grocery                          $   17,014   $   18,378
         Gasoline                             16,354       14,324
         Other                                   340          126
                                          ----------   ----------
              Total                       $   33,708   $   32,828
                                          ==========   ==========

         Grocery revenues decreased by $1,364,000 or 7.4%, in 2000 as compared to 1999 due to temporarily closing 4 locations for replacement of gasoline dispensing equipment and permanently closing 3 underperforming store locations. Although the closing of the 3 underperforming stores reduces revenues, it does not have a material impact on the results of operations, because these stores had been operating at a loss.

         Gasoline revenues increased $2,030,000 in 2000 as compared to 1999. The increase is due to a $0.255 increase in the average retail price per gallon from $1.057 per gallon in 1999 to $1.312 per gallon in 2000, partially offset by a decrease of 1,085,248 gallons sold from 13,554,608 gallons in 1999 to 12,469,360 gallons in 2000. The decrease in gallons sold resulted from temporary and permanent store closings as mentioned above.

         Gross profit decreased by $689,000 in 2000 primarily due to the decrease in the gross profit earned on gasoline sales. The gross profit percentage on gasoline sales was 9.7% in 2000 compared to 13.4% in 1999 as a result of a 29% increase in average fuel costs from $0.924 per gallon in 1999 to $1.190 per gallon in 2000.

         Store operating expenses decreased by $266,000 in 2000 primarily due to the temporary and permanent store closings which resulted in reduced payroll and payroll-related costs and store occupancy costs.

         Depreciation and amortization expense in 2000 includes the amortization of goodwill and other intangible assets of $177,000 and depreciation expense of $6,000 related to the write-up of property and equipment to fair value for the 5 week period from the date of the Transactions.

         General and administrative expenses increased by $98,000 due to the inclusion of $114,000 in 2000 relating to UPG subsequent to its acquisition.

         The increase in interest expense of $283,000 resulted from the borrowing of $23 million used to finance the Transactions.


CREDIT FACILITIES

         The Company has a $23 million credit facility with a bank. This facility provides credit in the form of a $10,467,000 term loan, an $8.3 million mortgage loan and a $4,233,000 revolving line of credit, and matures on October 30, 2004. The term loan bears interest at prime plus 3%, payable monthly, with monthly principal payments of $121,146 beginning after the first twelve months. The $8.3 million mortgage loan bears interest at the 180-day libor rate plus 4%, payable monthly at $43,000 plus interest. The $4,233,000 revolving loan bears interest at the 30-day libor rate plus 3.875%, payable monthly, and is advanced against the Company's inventory and receivables. The Company is required to comply with various covenants in connection with this facility and borrowings on the revolving line of credit are subject to a borrowing base calculated from the Company's inventory and receivables. In addition, the agreement prohibits the payment of any cash dividends unless approval is obtained from the lender. At December 19, 1999, the Company had used all $4,233,000 under its credit facility.

LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company has generated substantial cash from its operations since most of its revenues are received in cash. During the sixteen weeks ended December 19, of 2000, the Company used $657,000 in its operating activities. The Company used the net proceeds from its financing and investing activities to offset those used by its operating activities.

         During the sixteen weeks ended December 19, 1999, the Company initiated a program to upgrade and improve its fuel dispensing equipment using cash of approximately $186,000 for installation and long-term lease financing for the acquisition of the related equipment. Management believes that once this program is complete, revenues and gross profit from fuel sales will sufficiently increase and that cash flow from operating activities will be sufficient to fulfill its liquidity requirements for the next year.

CAPITAL EXPENDITURES

         The Company anticipates spending approximately $1.8 million for capital expenditures in fiscal year 2000 to improve and maintain existing store and gasoline dispensing equipment. These capital expenditures will be funded primarily by long-term equipment financing and lease obligations.

PART II - OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS.

         In early 1999, Mr. Robert Rankin filed a lawsuit in the United States District Court for the Eastern District of Tennessee, styled Robert Rankin vs. Michael F. Thomas, seeking damages against Mr. Thomas, the Company's former President and Chief Executive Officer, for allegedly breaching an agreement to pay Mr. Rankin a commission for locating capital investors or lenders to the Company in 1994. Mr. Rankin also filed a Proof of Claim against the Company in the U.S. Bankruptcy Court for the District of Delaware in the approximate amount of $483,000, asserting the Company's alleged breach of the same agreement. The Company filed an objection to Mr. Rankin's claim. Upon Mr. Rankin's motion, the Bankruptcy Court entered an order abstaining from hearing the Company's objection, and permitting Mr. Rankin to proceed against the Company in his lawsuit pending against Mr. Thomas in Tennessee. Mr. Rankin has filed a motion in the Tennessee action requesting the Court to permit him to add the Company as a defendant and to amend his complaint. The amended complaint, as filed with Mr. Rankin's motion, and if permitted by the Court, would allege damages against the Company and Mr. Thomas, jointly and severally, in the approximate amount of $483,000, and against Mr. Thomas, individually, in the additional amount of approximately $433,000. The Company has agreed to indemnify Mr. Thomas for any judgment rendered against him in this lawsuit. If the Company is joined in this lawsuit, it intends to vigorously defend it.

         In late 1999, an affiliate of F.S. Convenience Stores, Inc. (the company with which United Petroleum Group, Inc., the Company's wholly owned subsidiary, merged in November 1999) filed a lawsuit in the Circuit Court for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida styled REWJB Dairy Plant Associates vs. Zenith Insurance Company. That lawsuit seeks an unspecified amount of damages against Zenith, the successor in interest to Riscorp Insurance Company, for improperly administering and managing the plaintiff's workers' compensation insurance plan. Zenith has moved to dismiss the complaint, contending that the matter is subject to arbitration. Zenith has also asserted in a demand letter to the plaintiff and the plaintiff's surety that the plaintiff is indebted to it for approximately $1.8 million of unpaid premiums. The Company assumed its shared portion of this potential workers' compensation liability in connection with the merger of F.S. Convenience Stores, Inc. and United Petroleum Group, Inc., and has recorded a liability for it on its books. The Company's payment of its shared portion of any ultimate liability to Zenith will reduce or eliminate that liability, and the liability may have to be increased or adjusted depending on the progress and outcome of this case.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

Exhibit
Number                              Description
-------                             -----------

3(i) Amended and Restated Certificate of Incorporation of United Petroleum Corporation (filed as Exhibit 3(i) to the Company's Current Report on 8-K/A (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

3(ii) Amended and Restated Bylaws of United Petroleum Corporation (filed as Exhibit 3(ii) to the Company's Current Report on 8K/A (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)


4             Certificate of Designation - Class A 9% Preferred Stock (filed as
              Exhibit 4 to the Company's Current Report on 8K/A (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

19 Current Report on Form 8-K/A(Amendment 2) dated November 12, 1999 and filed on January 28, 2000 (incorporated herein by reference)

27            Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K.

On November 29, 1999, the Company filed a Current Report on Form 8-K dated November 12, 1999, reporting matters under Item 1 (Changes in Control of Registrant), Item 2 (Acquisition or Disposition of Assets, Item 3 (Bankruptcy or Receivership), and Item 7 (Financial Statements and Exhibits). On December 1, 1999, the Company filed a Current Report on Form 8-K/A(1) dated November 12, 1999, amending and restating its Current Report on Form 8-K dated November 12, 1999 and filed on November 29, 1999 (amending Items 1, 2 and 3). On January 28, 2000, the Company filed a Current Report on Form 8-K/A(2) dated November 12, 1999, amending Item 7 of its Current Report on Form 8-K dated November 12, 1999 and filed November 29, 1999, as amended and restated by Current Report on Form 8-K/A(1) dated November 12, 1999 and filed on December 1, 1999 to include financial statements and pro forma financial information, and reporting matters under Item 8 (Change in Fiscal Year).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNITED PETROLEUM CORPORATION
                                  ----------------------------------------------
                                                    (Registrant)


Date February 7, 2000                    /s/ Carlos E. Bared
                                  ----------------------------------------------
                                  Carlos E. Bared
                                  Sr. Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number            Description                                                   Page
-------           -----------                                                   ----

3(i)           Amended and Restated Certificate of Incorporation of United
               Petroleum Corporation (filed as Exhibit 3(i) to the Company's
               Current Report on 8K/A (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

3(ii)          Amended and Restated Bylaws of United Petroleum Corporation
               (filed as Exhibit 3(ii) to the Company's Current Report on 8K/A
               (Amendment 1) dated November 12, 1999 and filed on December 1,
               1999, and incorporated herein by reference)

4              Certificate of Designation - Class A 9% Preferred Stock (filed as
               Exhibit 4 to the Company's Current Report on 8K/A (Amendment 1 dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

19             Current Report on Form 8-K/A (Amendment 2) dated November 12,
               1999 and filed on January 28, 2000 (incorporated herein by reference)

27             Financial Data Schedule