Form 10-Q
period 2000-03-12
UNITED PETROLEUM CORP
filed 2000-04-26
CIK 82925

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 12, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

Commission file number:  2-38375


                          United Petroleum Corporation
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                   13-3103494
---------------------------------------------            -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                          Identification No.)


                   5800 N.W. 74th Avenue, Miami, Florida 33166
        -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (305) 592-3100
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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


Yes    X     No
     -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,000,000 shares of voting common stock, par value $.01 per share, as of April 21, 2000.

                          UNITED PETROLEUM CORPORATION

                                      INDEX



PART I   FINANCIAL INFORMATION                                                              PAGE NO.
                                                                                            --------

         ITEM 1. Financial Statements

         Condensed consolidated balance sheets -
            March 12, 2000 and August 29, 1999.........................................       4-5

         Condensed consolidated statements of operations -
            Twelve and twenty-eight weeks ended March 12, 2000 and March 14, 1999......         6

         Consolidated statement of changes in stockholders' equity -
            Twenty-eight weeks ended March 12, 2000....................................         7

         Condensed consolidated statements of cash flows -
            Twenty-eight weeks ended March 12, 2000 and March 14, 1999.................       8-9

         Notes to condensed consolidated financial statements..........................     10-11

         ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............................     12-15


PART II   OTHER INFORMATION

         ITEM 3.  Legal Proceedings....................................................        16

         ITEM 6.  Exhibits and Reports on Form 8-K.....................................        16


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                          UNITED PETROLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                 MARCH 12,     AUGUST 29,
                                                   2000          1999
                                               ------------   ------------
                                               (Unaudited)
Cash and cash equivalents                      $        807   $         38
Accounts receivable, net of allowances
      of $65,000 in 2000 and 1999                     1,796            762
Receivable from affiliated company                      394
Inventories                                           4,579          3,826
Prepaid expenses and other current assets               505            483
                                               ------------   ------------
      Total current assets                            8,081          5,109

Property and equipment, net                          16,383          3,794
Goodwill and other intangible assets                 36,120             --
Investment in Farm Stores Grocery, Inc.                  14             11
Deferred loan costs, net                              1,231             54
Other assets                                            177             35
                                               ------------   ------------
                                               $     62,006   $      9,003
                                               ============   ============


(continued on page 5)

                          UNITED PETROLEUM CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)



                                                                   MARCH 12,    AUGUST 29,
                                                                     2000         1999
                                                                  ----------    ----------
                                                                  (Unaudited)

Current liabilities
 Accounts payable                                                 $   10,204    $    4,972
 Accrued expenses                                                      2,085         1,674
 Accrued preferred stock dividends                                       412            --
 Current portion of long-term debt                                       306            94
                                                                  ----------    ----------
 Total current liabilities                                            13,007         6,740

Long-term debt, net of current portion                                23,539           106
Other long-term liabilities                                              143           224
                                                                  ----------    ----------
 Total liabilities                                                    36,689         7,070

Stockholders' equity
 Preferred stock, Series A, 9%, $.01 par value, 300,000
   shares authorized, 140,000 shares issued and outstanding                2            --
 Common stock, $.01 par value, 10,000,000 shares
   authorized, 5,000,000 shares issued and outstanding                    50            --
 Additional paid-in capital                                           28,355            --
 Accumulated deficit                                                  (3,090)
                                                                  ----------    ----------
 Total stockholders' equity                                           25,317            --
                                                                  ----------    ----------

Division equity                                                           --         1,933

                                                                  ----------    ----------
                                                                  $   62,006    $    9,003
                                                                  ==========    ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UNITED PETROLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                               TWELVE WEEKS ENDED            TWENTY-EIGHT WEEKS ENDED
                                                          ----------------------------    ----------------------------
                                                            MARCH 12,       MARCH 14,       MARCH 12,        MARCH 14,
                                                              2000            1999            2000            1999
                                                          ------------    ------------    ------------    ------------

Sales                                                     $     31,297    $     24,736    $     65,005    $     57,564
Cost of sales                                                   25,050          18,380          51,277          43,038
                                                          ------------    ------------    ------------    ------------
Gross profit                                                     6,247           6,356          13,728          14,526

Operating expenses:
  Store operating expenses                                       5,281           5,061          11,543          11,589
  Depreciation and amortization                                    681             102           1,077             242
  General & administrative expenses                              1,304           1,095           2,868           2,561
                                                          ------------    ------------    ------------    ------------
Total                                                            7,266           6,258          15,488          14,392
                                                          ------------    ------------    ------------    ------------

Income (loss) from operations                                   (1,019)             98          (1,760)            134

Other income (expense):
  Interest expense                                                (632)            (12)           (922)            (19)
  Interest income                                                    1               3              27              72
  Other income                                                      30              24              49              40
  Equity in earnings (loss) of FSGI                                (11)            (43)              3             (53)
  Gain (loss) from disposition of properties                       (62)             (9)            (75)            (14)
                                                          ------------    ------------    ------------    ------------
Net income (loss)                                               (1,693)   $         61          (2,678)   $        160
                                                                          ============                    ============

Preferred stock dividends                                         (291)                           (412)
                                                          ------------                    ------------

Net income (loss) applicable to common stockholders       $     (1,984)                   $     (3,090)
                                                          ============                    ============

Earnings (loss) per share
  Basic earnings (loss) per share                         $      (0.40)                   $      (0.62)
  Weighted average number of shares                              5,000                           5,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UNITED PETROLEUM CORPORATION
           Consolidated Statement of Changes in Stockholders' Equity
                    Twenty-eight Weeks Ended March 12, 2000
                                  (Unaudited)



                                                                  Series A
                                                                Preferred Stock                Common Stock
                                                          --------------------------    --------------------------
(In thousands, except share data)                              Shares         Amount         Shares          Amount

Balance at August 29, 1999                                         --    $        --             --    $        --
Settlement of partners' interest in division equity                --             --             --             --
FSCI common stock outstanding                                      --             --         10,000             10
                                                          -----------    -----------    -----------    -----------
FSCI balance at November 12, 1999 prior to merger                  --             --         10,000             10
Acquisition of FSCI common stock                                   --             --        (10,000)           (10)
UPC preferred and common stock issued to FSCI
  shareholder for the acquisition of FSCI                      70,000              1      2,400,000             24
Issuance of new preferred and common stock to
  UPC's pre-merger shareholders                                70,000              1      2,600,000             26
Dividends declared:
  Series A preferred stock at 9%                                   --             --             --             --
Net loss                                                           --             --             --             --
                                                          -----------    -----------    -----------    -----------
Balance at March 12, 2000                                     140,000    $         2      5,000,000    $        50
                                                          ===========    ===========    ===========    ===========



                                                           Additional                                     Total
                                                            Paid-in      Accumulated     Division      Stockholders'
                                                            Capital        Deficit        Equity          Equity
                                                          -----------    -----------    -----------    -----------

Balance at August 29, 1999                                $        --    $        --    $     1,933    $     1,933
Settlement of partners' interest in division equity               844             --         (1,933)        (1,089)
FSCI common stock outstanding                                     (10)            --             --             --
                                                          -----------    -----------    -----------    -----------
                                                                  834             --             --            844
Acquisition of FSCI common stock                               (2,990)            --             --         (3,000)
UPC preferred and common stock issued to FSCI
  shareholder for the acquisition of FSCI                      14,925             --             --         14,950
Issuance of new preferred and common stock to
  UPC's pre-merger shareholders                                15,586             --             --         15,613
Dividends declared:
  Series A preferred stock at 9%                                   --           (412)            --           (412)
Net loss                                                           --         (2,678)            --         (2,678)
                                                          -----------    -----------    -----------    -----------
Balance at March 12, 2000                                 $    28,355    $    (3,090)   $        --    $    25,317
                                                          ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                    UNITED PETROLEUM CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                           (IN THOUSANDS)




                                                                      TWENTY-EIGHT WEEKS ENDED
                                                                    ----------------------------
                                                                      MARCH 12,       MARCH 14,
                                                                        2000            1999
                                                                    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                 $     (2,678)   $        160
  Adjustments for non-cash items:
      Depreciation and amortization                                        1,077             242
      Amortization of deferred loan costs                                     87              --
      Equity in (earnings) loss of FSG                                        (3)             53
      Loss (gain) on disposal of fixed assets                                 75               5
      Change in assets and liabilities:
          Accounts receivable                                             (1,459)            (46)
          Inventories                                                       (604)            (80)
          Prepaid expenses and other current assets                          (46)            (12)
          Other assets                                                      (449)             14
          Accounts payable                                                 4,286             389
          Accrued expenses                                                  (421)           (294)
          Other long-term liabilities                                        (81)            120
                                                                    ------------    ------------
          Cash provided by (used in) operating activities                   (216)            551
                                                                    ------------    ------------

Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired                        (19,936)             --
  Purchases of property, plant and equipment                                (567)           (541)
  Proceeds from disposition of property, plant and equipment                  18              51
                                                                    ------------    ------------

           Net cash used in investing activities                         (20,485)           (490)
                                                                    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt, net of loan costs             21,751              --
  Principal payments on long-term debt                                      (281)            (64)
                                                                    ------------    ------------

           Net cash provided by (used in) financing activities            21,470             (64)
                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents                         769              (3)

Cash and cash equivalents, beginning                                          38              41
                                                                    ------------    ------------

Cash and cash equivalents, ending                                   $        807    $         38
                                                                    ============    ============


Continued on page 9

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UNITED PETROLEUM CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            TWENTY-EIGHT WEEKS ENDED
                                                                           ---------------------------
                                                                             MARCH 12,      MARCH 14,
                                                                               2000           1999
                                                                           ------------   ------------

Supplemental cash flow information:
Cash paid for interest                                                     $        735   $         22
                                                                           ============   ============

Supplemental schedule of non-cash investing and financing activities:
Accrued dividends on preferred stock                                       $        412
                                                                           ============

Net reorganized value of UPC and preferred and common stock
   issued to UPC's pre-merger shareholders                                 $     15,613
                                                                           ============

Preferred and common stock issued to acquire the net assets of
   FSCI                                                                    $     14,950
                                                                           ============

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

         The financial statements of the Company as of August 29, 1999 reflect the equity of the Farm Stores Walk-in Division (shown as "Division Equity") consisting of the assets, liabilities, and operations of the traditional walk-in convenience stores owned and operated by two partnerships having common ownership. The Walk-in Division was segregated and reported on separately to reflect the effects of the Transactions as defined in Note 2 herein.

         Operating results for the twenty-eight weeks ended March 12, 2000 are not necessarily indicative of operating results that may be expected for the full fiscal year.

Fiscal Year

         The Company operates on a fifty-two/fifty-three week fiscal year ending on the Sunday nearest August 31. The accompanying financial statements include operations for the first quarter ended December 19, 1999 and December 20, 1998, each encompassing a total of sixteen weeks and the second quarter ended March 12, 2000 and March 14, 1999, each encompassing a total of twelve weeks.

Earnings (loss) per Share

         The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS") which requires the presentation of "basic" and, if appropriate, "diluted" earnings per common share. Diluted earnings per share have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the twelve and twenty-eight weeks ended March 12, 2000 and, accordingly, the assumed effects of the conversion of all of the Company's preferred stock would have been anti-dilutive. Earnings per share for the twelve and twenty-eight weeks ended March 14, 1999 was not presented in the accompanying unaudited condensed consolidated statements of operations because the operations for which the data is presented were held in partnership form.

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

2.  Acquisitions and Other Significant Events

     On November 12, 1999, a series of transactions occurred as described in
Item 2 of the Company's Current Report on Form 8-K/A (Amendment 1) filed on December 1, 1999 (together with the preceding distributions, contributions and transfers among the Farm Stores Partnerships, their partners, pre-merger UPC, FSCI, Farm Stores Grocery, Inc. and their subsidiaries, the "Transactions". The Transactions included the merger of Farm Stores Convenience Stores, Inc. ("FSCI") and United Petroleum Group, Inc. ("UPG", a wholly-owned subsidiary of the Company). UPG is the surviving entity. As a result, UPG is the legal acquirer of FSCI's walk-in convenience stores business and its 10% equity interest in Farm Stores Grocery, Inc. ("FSG"), a drive-thru convenience store business. As part of the merger, the shareholders of FSCI received total consideration of approximately $17,950,000, consisting of 2,400,000 shares of UPC's common stock which represents a 48% ownership interest (valued at $7,926,240), 70,000 shares of UPC's preferred stock (valued at $7 million) which represents a 50% interest, and $3 million in cash. UPG incurred $6 million of debt to finance the $3 million payment. The remaining proceeds were used for loan closing costs, payment of outstanding liabilities and working capital. In addition, UPG assumed $17 million of debt which FSCI incurred in connection with the Transactions. FSCI is the accounting acquirer; accordingly, the transaction is accounted for as a reverse acquisition. The accompanying financial statements include the operations of Calibur Systems, Inc. and Jackson United Petroleum Corporation, UPC's two pre-transaction subsidiaries, and expenses relating to their operations (the "Calibur Companies"), for the period following consummation of the Transactions.

3.  Receivable from Affiliated Company

Receivable from affiliated company at March 12, 2000 represents the balance due from FSG in which the Company has a 10% equity interest. The amount receivable relates to the management fee that the Company charged FSG for providing general and administrative services for FSG. The fee is based on the number of stores FSG operates in accordance with the management agreement between the Company and FSG. The receivable balance also includes charges by the Company's maintenance department for work performed on FSG's stores also pursuant to the terms of such management agreement.


4.  Current Portion of Long-term Debt

Current portion of long-term debt includes a loan to the Company in the amount of $144,915 which has matured. The loan is secured by a mortgage encumbering a property located in Georgia which is leased by the Company's subsidiary to an unrelated third party. The lease requires the tenant to make all payments coming due under the loan, and upon exercising an option to purchase the property, to assume the loan. The tenant has advised the Company that it has exercised its option to purchase the property, and continues to make monthly payments under the loan.

5.  Contingencies

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

         In the following comparison of the results of operations, the twelve and twenty-eight week periods ended March 12, 2000 and March 14, 1999 are referred to as 2000 and 1999, respectively.

         The Company's results of operations for 2000 reflect the operations of the Calibur Companies from the date of its merger with FSCI.

COMPARISON OF THE TWELVE WEEKS ENDED MARCH 12, 2000 AND MARCH 14, 1999

         Revenues and gross profit for 2000 were $31.3 million and $6.2 million, respectively, as compared to $24.7 million and $6.4 million, respectively for 1999. The Company generated a net loss of $2.0 million in 2000, compared to net income of $61,000 in 1999. The effects of the Transactions and their financing contributed $1.1 million of the net loss in 2000 as follows: (i) amortization of goodwill and other intangible assets of $423,000, and (ii) interest expense including amortization of deferred loan costs of $632,000. Also included in the net loss in 2000 are accrued preferred dividends totaling $291,000. The balance of the net loss in 2000 is primarily due to reduced profit margins on gasoline sales caused by sharply increasing retail prices during this period.

         Revenues increased $6.6 million or 26.5% from the prior year mostly due to the significant increase in gasoline sales and the inclusion of $1.3 million of revenues generated by the Calibur Companies subsequent to its acquisition. A summary of revenues by source for the comparative twelve week period is as follows (in thousands):



                                     Twelve Weeks Ended
                                   March 12,     March 14,
                                     2000           1999
                                 ------------   ------------
Grocery                          $     13,376   $     14,443
Gasoline                               16,954         10,219
Other                                     967             74
                                 ------------   ------------
     Total                       $     31,297   $     24,736
                                 ============   ============


         Grocery revenues decreased by $1.1 million or 7.4%, in 2000 as compared to 1999 due to temporarily closing 17 locations for replacement of gasoline dispensing equipment and permanently closing 1 underperforming store. Although the closing of the underperforming store reduces revenues, it does not have a material impact on the results of operations, because this store had been operating at a loss.

         Gasoline revenues increased $6.7 million or 65.9% in 2000 as compared to 1999. The increase is due to a $0.40 increase in the average retail price per gallon from $1.01 per gallon in 1999 to $1.41 per gallon in 2000 coupled with an increase of 1.9 million gallons sold from 10.1 million gallons in 1999 to 12.0 million gallons in 2000. The increase in gallons sold resulted from the installation of new fuel dispensing equipment in 21 stores as of the end of the quarter and the inclusion of the Calibur Companies' 3 gas stores which sold approximately 246,000 gallons during the quarter. This increase was partially offset by a decrease in gallons sold by the stores that were temporarily and permanently closed as mentioned above. The Company will continue to upgrade its fuel dispensing equipment at various locations during the third quarter.

         Gross profit decreased by $109,000 in 2000 despite the increase in revenues primarily due to the decrease in the gross profit earned on gasoline sales. The gross profit percentage on gasoline sales was 6.3% in 2000 compared to 13.8% in 1999 reflecting a 51.7% increase in average fuel costs from $0.87 per gallon in 1999 to $1.32 per gallon in 2000. Competitive factors prevented the Company (and its competitors) from passing along the full effect of these cost increases while maintaining the same gross profit margins.

         Store operating expenses increased by $220,000 in 2000 primarily due to the inclusion of the Calibur Companies' store operating expenses of approximately $715,000 partially offset by temporary and permanent store closings which resulted in reduced payroll and payroll-related costs and store occupancy costs.

         Depreciation and amortization expense in 2000 includes the amortization of goodwill and other intangible assets of $423,000. The remaining increase is due to the inclusion of the Calibur Companies' depreciation expense of $112,000 and depreciation on capital expenditures.

         General and administrative expenses increased by $209,000 due to the inclusion of $80,000 in 2000 relating to the Calibur Companies subsequent to its acquisition and an increase in the general and administrative expenses absorbed by the Company in 2000. In 1999 total corporate overhead expenses such as finance, information systems, marketing and senior management were allocated to FSCI, FSG, and the dairy plant operations based on various factors including sales volume, inventory levels and personnel and store counts. The allocation of corporate overhead expenses to FSCI in 1999 was lower as a percentage of the total than in 2000. The dairy plant ceased operations in 1999. FSG is now charged a management fee based on the number of stores in accordance with the management agreement between the Company and FSG.

         The increase in interest expense of $620,000 resulted from the borrowing of $23 million used to finance the Transactions and the amortization of related deferred loan costs of $1.3 million over 5 years.

COMPARISON OF THE TWENTY-EIGHT WEEKS ENDED MARCH 12, 2000 AND MARCH 14, 1999

         Revenues and gross profit for 2000 were $65 million and $13.7 million, respectively, as compared to $57.6 million and $14.5 million, respectively for 1999. The Company generated a net loss of $3.1 million in 2000, compared to net income of $160,000 in 1999. The effects of the Transactions and their financing contributed $1.5 million of the net loss in 2000 as follows: (i) amortization of goodwill and other intangible assets of $600,000, (ii) depreciation expense on the write-up of assets to fair value of $17,000, and (iii) interest expense including amortization of deferred loan costs of $909,000. Also included in the net loss in 2000 are accrued preferred dividends totaling $412,000. The balance of the net loss in 2000 is primarily due to reduced profit margins on gasoline sales caused by sharply increasing retail prices during this period.

         Revenues increased $7.4 million or 12.9% from the prior year due to the significant increase in gasoline sales and the inclusion of $1.6 million of revenues generated by the Calibur Companies subsequent to its acquisition. A summary of revenues by source for the comparative twenty-eight week period is as follows (in thousands):



                                    Twenty-eight Weeks Ended
                                   March 12,      March 14,
                                     2000           1999
                                 ------------   ------------
Grocery                          $     30,390   $     32,821
Gasoline                               33,308         24,543
Other                                   1,307            200
                                 ------------   ------------
     Total                       $     65,005   $     57,564
                                 ============   ============


         Grocery revenues decreased by $2.4 million or 7.4%, in 2000 as compared to 1999 due to temporarily closing 21 locations in 2000 for replacement of gasoline dispensing equipment and permanently closing 4 underperforming store locations. Although the closing of the 4 underperforming stores reduces revenues, it does not have a material impact on the results of operations, because these stores had been operating at a loss.

         Gasoline revenues increased $8.8 million or 35.7% in 2000 as compared to 1999. The increase is due to a $0.32 increase in the average retail price per gallon from $1.04 per gallon in 1999 to $1.36 per gallon in 2000 and an increase of approximately 827,000 gallons sold as a result of installing new fuel dispensing equipment in 21 locations since the beginning of the fiscal year and the inclusion of the Calibur Companies' 3 gas stores which sold approximately 289,000 gallons during the period. Gallons sold were down by 1.1 million gallons in the first quarter when compared to the same quarter of the prior year but rose significantly in the second quarter to 12 million gallons, a 1.9 million or 19% increase over the prior year since most of the fuel the upgrades were done in the second quarter. The Company will continue to upgrade its fuel dispensing equipment at various locations during the remainder of 2000 and expects to complete 12 additional stores by the end of the third quarter.

         Gross profit decreased by $798,000 in 2000 primarily due to the decrease in the gross profit earned on gasoline sales. The gross profit percentage on gasoline sales was 7.8% in 2000 compared to 13.1% in 1999 as a result of a 40% increase in average fuel costs from $0.90 per gallon in 1999 to $1.26 per gallon in 2000. Competitive factors prevented the Company (and its competitors) from passing along the full effect of these cost increases while maintaining the same gross profit margins.

         Store operating expenses decreased by $46,000 in 2000 primarily due to the temporary and permanent store closings which resulted in a reduction in payroll and payroll-related costs and store occupancy costs partially offset by the inclusion of the Calibur Companies' operating expenses of $811,000.

         Depreciation and amortization expense in 2000 includes the amortization of goodwill and other intangible assets of $600,000 and depreciation expense of $17,000 related to the write-up of property and equipment to fair value in connection with the Transactions. The remaining increase of $235,000 is due to the inclusion of the Calibur Companies' depreciation expense of $159,000 and depreciation on capital expenditures.

         General and administrative expenses increased $307,000 from 1999 primarily due to the inclusion of $108,000 in 2000 relating to the Calibur Companies subsequent to its acquisition and an increase in the general and administrative expenses absorbed by the Company in 2000. In 1999 total corporate overhead expenses such as finance, information systems, marketing and senior management were allocated to FSCI, FSG, and the dairy plant operations based on various factors including sales volume, inventory levels and personnel and store counts. The allocation of corporate overhead expenses to FSCI in 1999 was lower as a percentage of the total than in 2000. The dairy plant ceased operations in 1999. FSG is now charged a management fee based on the number of stores in accordance with the management agreement between the Company and FSG.

         The increase in interest expense of $903,000 resulted from the borrowing of $23 million used to finance the Transactions and the amortization of related deferred loan costs of $1.3 million over 5 years.

CREDIT FACILITIES

         The Company has a $23 million credit facility with a bank. This facility provides credit in the form of a $10,467,000 term loan, an $8,300,000 mortgage loan and a $4,233,000 revolving line of credit, and matures on October 30, 2004. The term loan bears interest at prime plus 3%, payable monthly with monthly principal payments of $121,146 beginning after the first twelve months. The $8.3 million mortgage loan bears interest at the 180-day libor rate plus 4%, payable monthly at $43,000 plus interest. The $4,233,000 revolving loan bears interest at the 30-day libor rate plus 3.875%, payable monthly and is advanced against the Company's inventory and receivables. The Company is required to comply with various covenants in connection with this facility and borrowings on the revolving line of credit are subject to a borrowing base calculated from the Company's inventory and receivables. In addition, the agreement prohibits the payment of any cash dividends unless approval is obtained from the lender. At March 12, 2000, the Company had used all $4,233,000 under its revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has generated substantial cash from its operations since most of its revenues are received in cash. During the twenty-eight weeks ended March 12, 2000 the Company used $216,000 in its operating activities. The Company used the net proceeds from its financing and investing activities to offset those used by its operating activities.

         During the twenty-eight weeks ended March 12, 2000 the Company initiated a program to upgrade and improve its fuel dispensing equipment using cash of approximately $343,000 for installation and long-term lease financing for the acquisition of the related equipment. Management believes that once this program is complete, revenues and gross profit from fuel sales will increase and that cash flow from operating activities will be sufficient to fulfill its liquidity requirements for the next year.

CAPITAL EXPENDITURES

         Capital expenditures during the year consisting mostly of costs incurred to upgrade gasoline dispensing equipment and the rebuilding of three casualty stores were funded by cash from operations. One of the stores reopened during the first quarter and the remaining two stores are scheduled to reopen during the third quarter.

         The Company anticipates spending approximately $1.8 million in fiscal year 2000 to improve and maintain existing store and gasoline dispensing equipment. These improvements will be funded primarily by excess cash generated from operations and other forms of long-term equipment financing and lease obligations.

PART II - OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS.

         In early 1999, Mr. Robert Rankin filed a lawsuit in the United States District Court for the Eastern District of Tennessee, styled Robert Rankin vs. Michael F. Thomas, seeking damages against Mr. Thomas, the Company's former President and Chief Executive Officer, for allegedly breaching an agreement to pay Mr. Rankin a commission for locating capital investors or lenders to the Company in 1994. Mr. Rankin also filed a Proof of Claim against the Company in the U.S. Bankruptcy Court for the District of Delaware in the approximate amount of $483,000, asserting the Company's alleged breach of the same agreement. The Company filed an objection to Mr. Rankin's claim. Upon Mr. Rankin's motion, the Bankruptcy Court entered an order abstaining from hearing the Company's objection, and permitting Mr. Rankin to proceed against the Company in his lawsuit pending against Mr. Thomas in Tennessee. The U.S. District Court for the Eastern District of Tennessee granted Mr. Rankin's motion to permit him to add the Company as a defendant and to amend his complaint. The amended complaint alleges damages against the Company and Mr. Thomas, jointly and severally, in the approximate amount of $483,000, and against Mr. Thomas, individually, in the additional amount of approximately $433,000. The Company may be obligated to indemnify Mr. Thomas for any judgment rendered against him in this lawsuit. The Company intends to vigorously defend this lawsuit.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit
Number                              Description

3(i) Amended and Restated Certificate of Incorporation of United Petroleum Corporation (filed as Exhibit 3(i) to the Company's Current Report on 8K/A (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

3(ii) Amended and Restated Bylaws of United Petroleum Corporation (filed as Exhibit 3(ii) to the Company's Current Report on 8K/A (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

4             Certificate of Designation - Class A 9% Preferred Stock (filed as
              Exhibit 4 to the Company's Current Report on 8K/A (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

19 Current Report on Form 8K/A (Amendment 2) dated November 12, 1999 and filed on January 28, 2000 (incorporated herein by reference)

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


                                              UNITED PETROLEUM CORPORATION
                                            --------------------------------
                                                    (Registrant)


Date: April 26, 2000                         /s/ Carlos E. Bared
                                            -----------------------------
                                            Carlos E. Bared
                                            Sr. Vice President and Chief
                                            Financial Officer

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
