Form 10-Q
period 2000-06-04
UNITED PETROLEUM CORP
filed 2000-07-19
CIK 82925

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 4, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

Commission file number:  2-38375


                          United Petroleum Corporation
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   13-3103494
---------------------------------------------        ---------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                          Identification No.)


                   5800 N.W. 74th Avenue, Miami, Florida 33166
        -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (305) 592-3100
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


Yes    X     No
     -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,000,000 shares of voting common stock, par value $.01 per share, as of July 17, 2000.

                          UNITED PETROLEUM CORPORATION

                                      INDEX


PART I   FINANCIAL INFORMATION                                                                     PAGE NO.
                                                                                                   --------
         ITEM 1. Financial Statements

         Condensed consolidated balance sheets -
            June 4, 2000 and August 29, 1999...............................................          4-5

         Condensed consolidated statements of operations -
            Twelve and forty weeks ended June 4, 2000 and June 6, 1999.....................          6

         Consolidated statement of changes in stockholders' equity -
            Forty weeks ended June 4, 2000.................................................          7

         Condensed consolidated statements of cash flows -
            Forty weeks ended June 4, 2000 and June 6, 1999................................          8-9

         Notes to condensed consolidated financial statements..............................          10-12

         ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................................          12-16


PART II   OTHER INFORMATION

         ITEM 1.  Legal Proceedings........................................................          16

         ITEM 6.  Exhibits and Reports on Form 8-K.........................................          16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                        UNITED PETROLEUM CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)



                                                     JUNE 4,      AUGUST 29,
                                   ASSETS             2000          1999
                                                   -----------   ------------
                                                   (Unaudited)        *
Current assets:
  Cash and cash equivalents                        $        68   $         38
  Accounts receivable, net of allowances
      of $65,000 in 2000 and 1999                        1,593            762
  Receivable from affiliated company                       204             --
  Inventories                                            4,447          3,826
  Prepaid expenses and other current assets                631            483
                                                   -----------   ------------
      Total current assets                               6,943          5,109

Property and equipment, net                             15,879          3,794
Net assets held for sale                                   614             --
Goodwill and other intangible assets                    35,696             --
Investment in Farm Stores Grocery, Inc.                     27             11
Deferred financing costs                                 1,170             54
Other assets                                               165             35
                                                   -----------   ------------
                                                   $    60,494   $      9,003
                                                   ===========   ============


(continued on page 5)

                          UNITED PETROLEUM CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)


                                                                     JUNE 4,       AUGUST 29,
              LIABILITIES AND STOCKHOLDERS' EQUITY                    2000           1999
                                                                   -----------    ------------
                                                                   (Unaudited)          *
Current liabilities:
 Accounts payable                                                  $     9,157    $      4,972
 Accrued expenses                                                        2,294           1,674
 Accrued preferred stock dividends                                         703              --
 Current portion of long-term debt                                       1,531              94
                                                                   -----------    ------------
 Total current liabilities                                              13,685           6,740

Long-term debt, net of current portion                                  22,298             106
Other long-term liabilities                                                131             224
                                                                   -----------    ------------
 Total liabilities                                                      36,114           7,070

Stockholders' equity:
 Preferred stock, Series A, 9%, $.01 par value, 300,000
   shares authorized, 140,000 shares issued and outstanding                  2              --
 Common stock, $.01 par value, 10,000,000 shares
   authorized, 5,000,000 shares issued and outstanding                      50              --
 Additional paid-in capital                                             28,355              --
 Accumulated deficit                                                    (4,027)             --
                                                                   -----------    ------------
 Total stockholders' equity                                             24,380              --
                                                                   -----------    ------------

Division equity                                                             --           1,933

                                                                   -----------    ------------
                                                                   $    60,494    $      9,003
                                                                   ===========    ============

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         UNITED PETROLEUM CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                --------------------------    --------------------------
                                                                     TWELVE WEEKS ENDED            FORTY WEEKS ENDED
                                                                --------------------------    --------------------------
                                                                  JUNE 4,       JUNE 6,         JUNE 4,        JUNE 6,
                                                                   2000           1999           2000           1999
Sales                                                           $    34,067    $    26,514    $    99,072    $    84,078
Cost of sales                                                        27,379         20,456         78,656         63,494
                                                                -----------    -----------    -----------    -----------

Gross profit                                                          6,688          6,058         20,416         20,584

Operating expenses:
  Store operating expenses                                            5,077          4,834         16,620         16,423
  Depreciation and amortization                                         664            142          1,741            384
  General & administrative expenses                                   1,144          1,177          4,012          3,738
                                                                -----------    -----------    -----------    -----------

Total                                                                 6,885          6,153         22,373         20,545
                                                                -----------    -----------    -----------    -----------

Income (loss) from operations                                          (197)           (95)        (1,957)            39

Other income (expense):
  Interest expense                                                     (635)            (7)        (1,557)           (26)
  Interest income                                                         3             23             30             95
  Other income (expense)                                                 48                            97             40
  Equity in earnings (loss) of Farm Stores Grocery, Inc.                 13             33             16            (20)
  Gain (loss) from disposition of property and equipment                122             37             47             23
                                                                -----------    -----------    -----------    -----------
Net income (loss)                                                      (646)   $        (9)        (3,324)   $       151
                                                                               ===========                   ===========

Preferred stock dividends                                              (291)                         (703)
                                                                -----------                   -----------

Net income (loss) applicable to common stockholders             $      (937)                  $    (4,027)
                                                                ===========                   ===========

Earnings (loss) per share
  Basic and diluted earnings (loss) per share                   $     (0.19)                  $     (0.81)
  Weighted average number of shares                                   5,000                         5,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UNITED PETROLEUM CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         FORTY WEEKS ENDED JUNE 4, 2000
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  Series A
                                                               Preferred Stock             Common Stock
                                                           -----------------------   ------------------------
                                                             Shares       Amount       Shares        Amount
Balance at August 29, 1999                                         --   $       --           --    $       --
Settlement of partners' interest in Division Equity                --           --           --            --
FSCI common stock outstanding                                      --           --       10,000            10
                                                           ----------   ----------   ----------    ----------
FSCI balance at November 12, 1999 prior to merger                  --           --       10,000            10
Acquisition of FSCI common stock                                   --           --      (10,000)          (10)
UPC preferred and common stock issued to FSCI
  shareholder for the acquisition of FSCI                      70,000            1    2,400,000            24
Issuance of new preferred and common stock to
  UPC's pre-merger shareholders                                70,000            1    2,600,000            26
Dividends declared:
  Series A preferred stock at 9%                                   --           --           --            --
Net loss                                                           --           --           --            --
                                                           ----------   ----------   ----------    ----------
Balance at June 4, 2000                                       140,000   $        2    5,000,000    $       50
                                                           ==========   ==========   ==========    ==========


                                                            Additional                                           Total
                                                              Paid-in        Accumulated       Division       Stockholders'
                                                              Capital          Deficit          Equity           Equity
                                                           -------------    -------------    -------------    -------------
Balance at August 29, 1999                                 $          --    $          --    $       1,933    $       1,933
Settlement of partners' interest in division equity                  844               --           (1,933)          (1,089)
FSCI common stock outstanding                                        (10)              --               --               --
                                                           -------------    -------------    -------------    -------------
FSCI balance at November 12, 1999 prior to merger                    834               --               --              844
Acquisition of FSCI common stock                                  (2,990)              --                            (3,000)
UPC preferred and common stock issued to FSCI
  shareholder for the acquisition of FSCI                         14,925               --               --           14,950
Issuance of new preferred and common stock to
  UPC's pre-merger shareholders                                   15,586               --               --           15,613
Dividends declared:
  Series A preferred stock at 9%                                      --             (703)              --             (703)
Net loss                                                              --           (3,324)              --           (3,324)
                                                           -------------    -------------    -------------    -------------
Balance at June 4, 2000                                    $      28,355    $      (4,027)   $          --    $      24,380
                                                           =============    =============    =============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    UNITED PETROLEUM CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                           (IN THOUSANDS)

                                                                          FORTY WEEKS ENDED
                                                                      ------------------------
                                                                        JUNE 4,       JUNE 6,
                                                                         2000          1999
                                                                      ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                                   $   (3,324)   $      151
  Adjustments for non-cash items:
      Depreciation and amortization                                        1,741           384
      Amortization of deferred loan costs                                    148            --
      Equity in (earnings) loss of Farm Stores Grocery, Inc.                 (16)           20
      Loss (gain) on disposition of property and equipment                   (47)          (23)
      Change in assets and liabilities:
          Accounts receivable                                               (863)          (16)
          Receivable from affiliated company                                (204)
          Inventories                                                       (472)          223
          Prepaid expenses and other current assets                         (172)           43
          Other assets                                                      (437)           18
          Accounts payable                                                 3,238           320
          Accrued expenses                                                  (212)         (541)
          Other long-term liabilities                                        (93)          223
                                                                      ----------    ----------
          Cash provided by (used in) operating activities                   (713)          802
                                                                      ----------    ----------
Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired                        (19,936)           --
  Purchases of property and equipment                                       (972)         (768)
  Proceeds from disposition of property and equipment                        197            38
                                                                      ----------    ----------
           Net cash used in investing activities                         (20,711)         (730)
                                                                      ----------    ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt, net of loan costs             21,751            --
  Principal payments on long-term debt                                      (297)          (82)
                                                                      ----------    ----------
           Net cash provided by (used in) financing activities            21,454           (82)
                                                                      ----------    ----------
Net increase (decrease) in cash and cash equivalents                          30           (10)

Cash and cash equivalents, at beginning of period                             38            41
                                                                      ----------    ----------

Cash and cash equivalents, at end of period                           $       68    $       31
                                                                      ==========    ==========


Continued on page 9

                          UNITED PETROLEUM CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        FORTY WEEKS ENDED
                                                                      ---------------------
                                                                       JUNE 4,     JUNE 6,
                                                                        2000        1999
                                                                      ---------   ---------
Supplemental cash flow information:
Cash paid for interest                                                $   1,361   $      27
                                                                      =========   =========

Supplemental schedule of non-cash investing and financing
  activities:
Accrued dividends on preferred stock                                  $     703
                                                                      =========

Preferred and common stock issued to acquire the net assets of
   FSCI                                                               $  14,950
                                                                      =========

Net reorganized value of UPC and preferred and common stock
   issued to UPC's pre-merger shareholders                            $  15,613
                                                                      =========

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

This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of August 29, 1999 as presented in the Company's Form 8-K/A(2) dated November 12, 1999 and filed with the Securities and Exchange Commission on January 28, 2000.

The financial statements of the Company at August 29, 1999 reflect the equity of the Farm Stores Walk-in Division (shown as "Division Equity") consisting of the assets, liabilities, and operations of the traditional walk-in convenience stores owned and operated by two partnerships having common ownership. The Walk-in Division was segregated and reported on separately to reflect the effects of the Transactions as defined in Note 2 herein.

Operating results for the forty weeks ended June 4, 2000 are not necessarily indicative of operating results that may be expected for the full fiscal year.

Fiscal Year

The Company operates on a fifty-two/fifty-three week fiscal year ending on the Sunday nearest August 31. The accompanying financial statements include operations for the first quarter ended December 19, 1999 and December 20, 1998, each encompassing a total of sixteen weeks and the second and third quarters, each encompassing a total of twelve weeks.

Earnings (loss) per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS") which requires the presentation of "basic" and, if appropriate, "diluted" earnings per common share. Earnings per share for the twelve and forty weeks ended June 6, 1999 was not presented in the accompanying unaudited condensed consolidated statements of operations because the operations for which the data is presented were held in partnership form.

Recent Accounting Pronouncements

The Securities and Exchange Commission (the "SEC") has issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended on June 26, 2000. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company must implement applicable provisions of SAB 101 no later than the fourth quarter of fiscal 2001. The Company has not yet evaluated the effects of implementation, if any, on the Company's financial statements.

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

2. Acquisitions and Other Significant Events

On November 12, 1999, a series of transactions occurred as described in Item 2 of the Company's Current Report on Form 8-K/A (Amendment 1) filed on December 1, 1999 (together with the preceding distributions, contributions and transfers among the Farm Stores Partnerships, their partners, pre-merger UPC, Farm Stores Convenience Stores, Inc. ("FSCI"), Farm Stores Grocery, Inc. and their subsidiaries, the "Transactions"). The Transactions included the merger of FSCI and United Petroleum Group, Inc. ("UPG", a wholly-owned subsidiary of the Company). UPG is the surviving entity. As a result, UPG is the legal acquirer of FSCI's walk-in convenience stores business and its 10% equity interest in Farm Stores Grocery, Inc. ("FSG"), a drive-thru convenience store business. As part of the merger, the shareholders of FSCI received total consideration of approximately $17,950,000, consisting of 2,400,000 shares of UPC's common stock which represents a 48% ownership interest (valued at $7,926,240), 70,000 shares of UPC's preferred stock (valued at $7 million) which represents a 50% interest, and $3 million in cash. UPG incurred $6 million of debt to finance the $3 million payment. The remaining proceeds were used for loan closing costs, payment of outstanding liabilities and working capital. In addition, UPG assumed $17 million of debt which FSCI incurred in connection with the Transactions. FSCI is the accounting acquirer; accordingly, the transaction is accounted for as a reverse acquisition. The accompanying financial statements include the operations of Calibur Systems, Inc. and Jackson United Petroleum Corporation, UPC's two pre-Transaction subsidiaries (the "Calibur Companies"), and expenses relating to their operations for the period following consummation of the Transactions.

3. Receivable from Affiliated Company

Receivable from affiliated company at June 4, 2000 represents the balance due from FSG, in which the Company has a 10% equity interest. The amount receivable relates to the management fee that the Company charges FSG for providing general and administrative services for FSG. The fee is based on the number of stores FSG operates in accordance with the management agreement between the Company and FSG. The receivable balance also includes charges by the Company's maintenance department for work performed on FSG's stores, also pursuant to the terms of such management agreement.

4. Current Portion of Long-term Debt

Current portion of long-term debt includes a loan to the Company in the amount of $144,915 which has matured. The loan is secured by a mortgage encumbering a property located in Georgia which is leased by the Company's subsidiary to an unrelated third party. The lease requires the tenant to make all payments coming due under the loan, and upon exercising an option to purchase the property, to assume the loan. The tenant continues to make monthly payments under the loan and has advised the Company that it has exercised its option to purchase the property. The sale is expected to close during the fourth quarter.

5. Net Assets Held for Sale

Net assets held for sale consists of land, building and equipment for the property referred to in note 4 and is stated at the lower of cost or market.

6. Contingencies

The Company is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the nature of these proceedings and the amounts of damages claimed, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

6. Subsequent Events

On July 15, 2000 the Company issued 7,026 shares of preferred stock in payment of accrued dividends on the Series A, 9% preferred stock through the third quarter.


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

         In the following comparison of the results of operations, the twelve and forty week periods ended June 4, 2000 and June 6, 1999 are referred to as 2000 and 1999, respectively.

         The Company's results of operations for 2000 reflect the operations of the Calibur Companies from the date of its merger with FSCI.

COMPARISON OF THE TWELVE WEEKS ENDED JUNE 4, 2000 AND JUNE 6, 1999

         Revenues and gross profit for 2000 were $34.1 million and $6.7 million, respectively, as compared to $26.5 million and $6.1 million, respectively for 1999. The Company generated a net loss of $937,000 in 2000, compared to a net loss of $9,000 in 1999 due to the effects of the Transactions and their financing totaling $1.4 million as follows: (i) interest expense including amortization of deferred loan costs of $635,000 (ii) amortization of goodwill and other intangible assets of $423,000, (iii) accrued preferred dividends totaling $291,000, and (iv) depreciation expense on the write-up of assets to fair value of $17,000.

         Revenues increased $7.6 million or 28.5% from the prior year mostly due to the significant increase in gasoline sales and the inclusion of $1 million of revenues generated by the Calibur Companies subsequent to its acquisition. A summary of revenues by source for the comparative twelve week period is as follows (in thousands):


                                Twelve Weeks Ended
                               June 4,     June 6,
                                2000        1999
                              ---------   ---------
               Grocery        $  13,855   $  14,657
               Gasoline          19,467      11,795
               Other                745          62
                              ---------   ---------
                    Total     $  34,067   $  26,514
                              =========   =========

         Grocery revenues decreased by $802,000 or 5.5%, in 2000 as compared to 1999 due to temporarily closing 6 locations for replacement of gasoline dispensing equipment and permanently closing 5 underperforming stores. Although the closing of the underperforming stores reduces revenues, it does not have a material impact on the results of operations, because these stores had been operating at a loss.

         Gasoline revenues increased 65% or $7.7 million to $19.5 million in 2000 from $11.8 million in 1999. The increase is due to a $0.38 increase in the average retail price per gallon from $1.13 per gallon in 1999 to $1.51 per gallon in 2000 coupled with an increase of 2.4 million gallons sold from 10.4 million gallons in 1999 to 12.8 million gallons in 2000. The increase in gallons sold resulted from the installation of new fuel dispensing equipment in 40 stores as of the end of the quarter and the inclusion of the Calibur Companies' 3 gas stores which sold approximately 215,000 gallons during the quarter. This increase was partially offset by a decrease in gallons sold by the stores that were temporarily and permanently closed as mentioned above. The Company will continue to upgrade its fuel dispensing equipment at various locations during the remainder of the year.

         Gross profit increased by $630,000 in 2000 primarily as a result of the significant increase in gasoline sales. Gross profit realized on other sales by the Calibur Companies was partially offset by the decrease in gross profit earned on grocery sales due to the reduction in the number of stores.

         Store operating expenses increased by $243,000 in 2000 primarily due to the inclusion of the Calibur Companies' store operating expenses of approximately $290,000 partially offset by temporary and permanent store closings which resulted in reduced payroll and payroll-related costs and store occupancy costs.

         Depreciation and amortization expense increased $552,000 in 2000 mostly due to the amortization of goodwill and other intangible assets of $423,000. The remaining increase is due to the inclusion of the Calibur Companies' depreciation expense of $104,000 and depreciation on capital expenditures.

         General and administrative expenses decreased by $33,000 despite the inclusion of $215,000 in 2000 relating to the Calibur Companies due to lower payroll and payroll-related costs of $150,000 and a decrease in consulting expense of $67,000 which was incurred in 1999 mainly to make the Company's computer systems Year 2000 compliant.

         The increase in interest expense of $628,000 resulted from the borrowing of $23 million used to finance the Transactions and the amortization of related deferred loan costs of $61,000.

COMPARISON OF THE FORTY WEEKS ENDED JUNE 4, 2000 AND JUNE 6, 1999

         Revenues and gross profit for 2000 were $99.1 million and $20.4 million, respectively, as compared to $84.1 million and $20.6 million, respectively for 1999. The Company generated a net loss of $4 million in 2000, compared to net income of $151,000 in 1999. The effects of the Transactions and their financing contributed $3.3 million of the net loss in 2000 as follows: (i) interest expense including amortization of deferred loan costs of $1.6 million,
(ii) amortization of goodwill and other intangible assets of $1 million, (iii) accrued preferred dividends totaling $703,000 and (iv) depreciation expense on the write-up of assets to fair value of $41,000. The balance of the net loss in 2000 is primarily due to losses incurred by the Calibur Companies of $399,000 and the decline in the gross profit percentage realized on grocery sales as a result of the decrease in grocery sales.

         Revenues increased $15 million or 17.8% from the prior year due to the increase in gasoline sales and the inclusion of $2.6 million of revenues generated by the Calibur Companies subsequent to its acquisition. A summary of revenues by source for the comparative forty week period is as follows (in thousands):

                               FORTY WEEKS ENDED
                              JUNE 4,       JUNE 6,
                               2000          1999
                            -----------   -----------
          Grocery           $    44,245   $    47,478
          Gasoline               52,775        36,338
          Other                   2,052           262
                            -----------   -----------
               Total        $    99,072   $    84,078
                            ===========   ===========


         Grocery revenues decreased by $3.2 million or 6.8%, in 2000 as compared to 1999 due to temporarily closing 40 locations in 2000 for replacement of gasoline dispensing equipment and permanently closing 8 underperforming store locations. Although the closing of the 8 underperforming stores reduces revenues, it does not have a material impact on the results of operations, because these stores had been operating at a loss.

         Gasoline revenues increased $16.4 million or 45.2% in 2000 as compared to 1999. The increase is mostly due to a $0.35 increase in the average retail price per gallon from $1.07 per gallon in 1999 to $1.41 per gallon in 2000, an increase of approximately 3.2 million gallons sold as a result of the installation of new fuel dispensing equipment in 40 locations since the beginning of the fiscal year and the inclusion of the Calibur Companies' 3 gas stores which sold approximately 504,000 gallons during the period. Gallons sold were down by 1.1 million gallons in the first quarter when compared to the same quarter of the prior year but rose 19% in the second quarter and 23% in the third quarter over the same quarter in the prior year as a result of the fuel the upgrades completed during 2000. The Company will continue to upgrade its fuel dispensing equipment at various locations and expects to complete 12 additional stores by the end of the fiscal year.

         Gross profit decreased by $168,000 in 2000 due to the $1 million decrease in grocery gross profit as a result of lower grocery sales partially offset by the gross profit realized by the Calibur Companies of $848,000. The gross profit dollars realized on gasoline sales is consistent with the prior year as the significant increase in sales was offset by the decrease in the gross profit percentage. The gross profit percentage on gasoline sales was 8.2% in 2000 compared to 12% in 1999 as a result of a 38% increase in average fuel costs from $0.94 per gallon in 1999 to $1.30 per gallon in 2000. Competitive factors prevented the Company (and its competitors) from passing along the full effect of these cost increases while maintaining the same gross profit margins.

         Store operating expenses increased by $197,000 in 2000 primarily due to the inclusion of the Calibur Companies' operating expenses of $1.4 million partially offset by the temporary and permanent store closings which resulted in a reduction in payroll and payroll-related costs and store occupancy costs.

         Depreciation and amortization expense increased $1.1 million in 2000 primarily due to the amortization of goodwill and other intangible assets of $1 million and depreciation expense of $41,000 related to the write-up of property and equipment to fair value in connection with the Transactions. The remaining increase of $292,000 is due to the inclusion of the Calibur Companies' depreciation expense of $264,000 and depreciation on capital expenditures.

         General and administrative expenses increased $274,000 from 1999 due to the inclusion of $323,000 in 2000 relating to the Calibur Companies partially offset by a decrease in payroll and payroll-related costs.

         The increase in interest expense of $1.5 million resulted from the borrowing of $23 million used to finance the Transactions and the amortization of related deferred loan costs of $148,000.

CREDIT FACILITIES

The Company has a $23 million credit facility with a bank. This facility provides credit in the form of a $10,467,000 term loan, an $8,300,000 mortgage loan and a $4,233,000 revolving line of credit, and matures on October 30, 2004. The term loan bears interest at prime plus 3%, payable monthly with monthly principal payments of $121,146 beginning after the first twelve months. The $8.3 million mortgage loan bears interest at the 180-day libor rate plus 4%, payable monthly at approximately $20,000 plus interest. The $4,233,000 revolving loan bears interest at the 30-day libor rate plus 3.875%, payable monthly and is advanced against the Company's inventory and receivables. The Company is required to comply with various covenants in connection with this facility and borrowings on the revolving line of credit are subject to a borrowing base calculated from the Company's inventory and receivables. In addition, the agreement prohibits the payment of any cash dividends unless approval is obtained from the lender. At June 4, 2000, the Company had used all $4,233,000 under its revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company meets its short-term liquidity needs through cash provided by operations, accounts payable and a credit facility with a bank. Lease obligations, mortgage notes and term loans are additional sources for the longer-term liquidity and financing needs of the Company. Management believes the Company's available sources of cash will enable it to fulfill its known liquidity requirements for the foreseeable future.

2000 Cash Flows:
During the forty weeks ended June 4, 2000 the Company used $713,000 in its operating activities mainly due to interest payments made on the debt incurred to finance the Transactions of $1.6 million, an increase in inventory mostly due to higher fuel costs and an increase in accounts receivable due in part to the significant increase in credit card sales as a result of the newly-installed pay-at-the-pump gasoline dispensers. These uses of cash were partially offset by an increase in accounts payable mostly due to the increase in fuel costs, an increase in the money orders payable as a result of the increase in money order sales which are typically higher at the beginning of the month, and extended terms with the Company's primary grocery vendor. The Company used the net proceeds from its financing and investing activities to offset those used by its operating activities.

During the forty weeks ended June 4, 2000 the Company initiated a program to upgrade and improve its fuel dispensing equipment using cash of approximately $412,000 for installation and long-term lease financing for the acquisition of the related equipment. Management believes that once this program is complete, revenues and gross profit from fuel sales will increase and that cash flow from operating activities will be sufficient to fulfill its liquidity requirements for the next year.

CAPITAL EXPENDITURES

Capital expenditures during the 40 weeks ended June 4, 2000 consist mostly of costs incurred for gasoline dispensing equipment and building improvements. The Company anticipates spending approximately $500,000 during the remainder of the fiscal year to improve and maintain existing store and gasoline dispensing equipment. The Company will fund these expenditures by cash from operations, long-term lease obligations and other forms of equipment financing.

CONTRACT WITH OASIS OUTSOURCING, INC.

During the third quarter, the Company entered into a Client Service Agreement with Oasis Outsourcing, Inc., a subsidiary of The Wackenhut Corporation. Pursuant to the agreement, Oasis will provide professional employment services to the Company, including becoming the employer and paying (subject to the Company's reimbursement obligations) the total compensation for all executive and non-executive personnel working for the Company, and maintaining and administering workers' compensation and unemployment insurance and employee benefit plans, including group health insurance and a 401(k) plan. The Company believes that the engagement of this professional employment organization will significantly reduce the Company's workers' compensation insurance expense. The Company has issued surety bonds in the amount of $285,000 during the term of the contract and an additional $400,000 for the first 6 months to secure default in the payment of wages to Oasis in accordance with the terms of the agreement.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Reference is made to the Company's Reports on Form 10-Q for the quarterly periods ended December 19, 1999 and March 12, 2000 for a description of legal proceedings which first became a reportable event during such quarter or in which there were material developments.

In May 2000, Murphy Oil USA, Inc. filed a lawsuit in the Circuit Court of the Nineteenth Judicial Circuit in and for Okeechobee County, Florida styled Murphy Oil USA, Inc. vs. Farm Stores Grocery, Inc. and Shell Oil Company. The complaint seeks injunctive and declaratory relief for allegedly selling, offering to sell, or advertising the sale of gasoline at two of the Company's stores in Okeechobee County, Florida in alleged violation of the Florida Motor Fuel Marketing Practices Act (the "MFMPA"). Murphy Oil alleges that the gasoline price offered at these locations, when paid for with the Shell MasterCard credit card (which offers a five percent discount on gasoline purchases) violates the MFMPA's prohibition against selling gasoline below cost. The Company has not yet filed a response to the complaint. Sales of gasoline paid for with a Shell MasterCard credit card at these locations account for approximately 6% of the Company's gasoline sales at these locations.

Although the Company, doing business under the fictitious name "Farm Stores", owns and/or operates the two Okeechobee stores, the plaintiff has named Farm Stores Grocery, Inc. as a defendant in the lawsuit.



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

4             Certificate of Designation - Class A 9% Preferred Stock (filed as
              Exhibit 4 to the Company's Current Report on 8K/A (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

10            Client Service Agreement dated May 5, 2000 between the Company and
              Oasis Outsourcing, Inc. (filed herewith)

19 Current Report on Form 8/K/A(Amendment 2) dated November 12, 1999 and filed on January 28, 2000 (incorporated herein by reference)

27            Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UNITED PETROLEUM CORPORATION
                             ---------------------------------------------------
                                                  (Registrant)


Date: July 19, 2000               /s/ Carlos E. Bared
                             ---------------------------------------------------
                             Carlos E. Bared
                             Sr. Vice President and Chief Financial Officer

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

10            Client Service Agreement dated May 5, 2000 between the Company and
              Oasis Outsourcing, Inc.

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