Form 10-K
period 2000-09-03
UNITED PETROLEUM CORP
filed 2001-09-28
CIK 82925

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 3, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------

                         Commission file number: 2-38375

                          United Petroleum Corporation
             ------------------------------------------------------
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

                                 (305) 592-5101
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of September 18, 2001, there were 4,951,601 shares of common stock, par value $.01 per share, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,791.38 as of the second quarter of fiscal year 2000, which is the last available date for which the Company was able to locate a price.

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information about possible or assumed future results of the Company's operations or the performance of the Company in the future. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the availability of financing and additional capital to fund the Company's business strategy on acceptable terms, if at all; the future profitability of the Company; competition and pricing in the Company's market area; volatility in the wholesale and retail gasoline markets due to supply interruptions, market factors, and otherwise; modifications of environmental regulatory requirements; detection of unanticipated environmental conditions; the Company's ability to manage its indebtedness and in particular, its primary institutional indebtedness; weather conditions; the favorable resolution of certain pending and future litigation; and general economic conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

GENERAL

United Petroleum Corporation ("UPC") is a holding company that has 3 operating subsidiaries: United Petroleum Group, Inc. ("UPG"); Calibur Systems, Inc. ("Calibur"); and Jackson-United Petroleum Corporation ("Jackson"). UPC together with its subsidiaries is referred to as the "Company". As of September 3, 2000, UPG operated 83 stores in Florida under the "Farm Stores" name, Calibur operated 6 retail car wash facilities located in Tennessee and Georgia under the "Calibur" name, and Jackson was engaged in activities related to the exploration and development of oil and natural gas. The operations of Calibur and Jackson are considered other segments of the business but are insignificant to the operations of the Company as a whole, and are therefore not reported on separately. Reference to these subsidiaries is made throughout this Form 10-K in order to facilitate management's discussion and analysis since these subsidiaries were acquired in the current fiscal year (see Recent History of the Company).

The stores in Florida are typical walk-in convenience stores offering a wide range of products and services, including milk, ice cream, groceries, beverages, snack foods, candy, deli products, publications, health and beauty care aids, tobacco products, lottery tickets and money orders. As of September 3, 2000, sixty-five of these locations also sold gasoline. The stores in Tennessee and Georgia offer car wash services and convenience store items. As of September 3, 2000, three of the car wash facilities also sold gasoline and one also offered quick lube services (see "Subsequent Developments" below).

HISTORY OF THE COMPANY

UPC is a reporting company under the Securities and Exchange Act of 1934, incorporated under the laws of the State of Delaware in 1970. UPC was a listed company, trading on the NASDAQ SmallCap Market, until December 1997. On January 14, 1999, UPC filed a petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On July 23, 1999, UPC filed with the Bankruptcy Court its second amended plan of reorganization (the "Plan"). On September 29, 1999, as contemplated by the Plan and subject to, among other things, its confirmation, UPC, UPG, and F.S. Convenience Stores, Inc. ("FSCI") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which FSCI agreed to merge with and into UPG, with UPG as the surviving entity (the "Merger"). Pursuant to the Plan and the Merger

 Agreement, among other things: (i) all of UPC's securities in existence immediately prior to the Effective Date (as defined in the following paragraph), including but not limited to, shares of UPC's issued and outstanding classes of common stock ("Old Common Stock"), preferred stock ("Old Preferred Stock"), debentures ("Debentures"), stock options and warrants would be canceled, (ii) the shareholders of FSCI would receive 48% of the newly issued and outstanding shares of New Common Stock (as defined below) of the reorganized company, 50% of the newly issued and outstanding shares of New Preferred Stock (as defined below) of the reorganized Company, and $3 million in cash, (iii) UPC would issue shares of New Common Stock the existing holders of Old Common Stock, Old Preferred Stock, and Debentures, and (iv) UPC would issue 50% of its newly issued and outstanding shares of New Preferred Stock to the holders of certain secured indebtedness of the Company.

On October 7, 1999, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Plan. The transactions contemplated by the Plan, as modified by the Confirmation Order and set forth in the Merger Agreement (the "Transactions"), were substantially consummated and the Plan became effective on November 12, 1999 (the "Effective Date").

On the Effective Date, pursuant to the Plan, the Confirmation Order, and the Merger Agreement, the following Transactions and other events occurred:

         1) FSCI merged with and into UPG. As a result, UPG and UPG's wholly owned subsidiary, F.S. Non-Gas Subsidiary, Inc., acquired FSCI's walk-in convenience store business, and a 10% interest in a separate Delaware company, Farm Stores Grocery, Inc. ("FSG"). FSG operates approximately 112 double drive-thru specialty retail stores in Florida, and owns and licenses to UPC and UPG the trade name "Farm Stores."

         2) All of UPC's issued and outstanding securities, including all Old Common Stock, Old Preferred Stock, Debentures, options, warrants and other rights to acquire securities of any class, were canceled.

         3)       UPC amended and restated its Certificate of Incorporation to
                  (i) authorize 10 million shares of common stock, $.01 par value per share ("New Common Stock") and 300,000 shares of Class A 9% preferred stock, $.01 par value per share ("New Preferred Stock"); (ii) prohibit UPC's issuance of non-voting equity securities (as required by the Bankruptcy Code), (iii) opt out of Section 203 of the Delaware General Corporation Law (restricting certain business combinations with interested stockholders), and (iv) restrict the beneficial owners of 5% or more of the total fair market value of UPC's securities from making certain transactions in UPC's securities for a period of two years from the Effective Date. Pursuant to UPC's Certificate of Designation authorizing the New Preferred Stock, these securities are subordinate to all of UPC's debts. Each share of New Preferred Stock has a liquidation preference over UPC's New Common Stock in the amount of $100 (plus cumulative unpaid dividends thereon), payable out of net proceeds (after payments to all creditors but before payments in respect of UPC's New Common Stock) from any liquidation or sale of UPC's assets. Each share of New Preferred Stock carries a dividend rate of 9%. The dividends are cumulative and payable in cash or, at UPC's option, in additional shares of New Preferred Stock. In addition, UPC amended and restated its By-laws on the Effective Date.

         4) UPC agreed to issue a total of 5,000,000 shares of New Common Stock and 140,000 shares of New Preferred Stock. Holders of the following debt and equity securities of UPC received the following aggregate amounts of New Common Stock in exchange for their pre-Merger holdings of UPC's securities:

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

         6) Infinity Investors Limited, a Nevis, West Indies corporation ("Infinity") and its wholly-owned subsidiaries (collectively, the "Infinity Parties") were issued an aggregate of 1,486,324 shares of New Common Stock, representing approximately 29.7% of the issued and outstanding shares of New Common Stock (which amount is included in the table set forth in Paragraph 4, above) in exchange for the Debentures and Old Preferred Stock held by them. In addition, Infinity was issued 70,000 shares of New Preferred Stock, representing 50% of the issued and outstanding shares of New Preferred Stock, in satisfaction of UPC's secured notes in the original principal amounts of $4,200,000 and $2,800,000 and related agreements. Upon resolution of the disputed claims described in footnote 1 to the table set forth in Paragraph 4, above, the Company expects Infinity to be issued an additional 334,538 shares of New Common Stock, which would increase the Infinity Parties' aggregate ownership of New Common Stock to 1,820,862 shares, representing approximately 36% of the issued and outstanding shares of New Common Stock. The Company also anticipates that 200,000 additional shares of New Common Stock which would have been issued to Infinity, but instead were used to fund a trust into which claims relating to certain securities, as identified in the Confirmation Order, were channeled, will ultimately be issued to Infinity, thereby increasing the Infinity Parties' ownership of New Common Stock to approximately 40% of the issued and outstanding shares.

         7)       UPC reconstituted its Board of Directors to consist of Mr. Joe
                  P. Bared, Chairman, Mr. Carlos E. Bared, Mr. Clark K. Hunt, Mr. Stuart J. Chasanoff, and Mr. L. Grant (Jack) Peeples.

         8) The Company entered into employment agreements with Mr. Jose Bared and Mr. Carlos Bared (Mr. Joe Bared's son), each for a term of three years. The employment agreements include provisions for severance pay upon termination without cause (as defined in the agreements), and confidentiality and non-compete arrangements that are binding after certain terminations of the agreements. The employment agreements provide for base annual salary, minimum annual salary increases, additional salary increases, and bonuses in the discretion of the Board of Directors, reimbursement of business expenses and executive


----------
(1) Certain holders of UPC's securities have asserted a right to receive distributions as the holders of Debentures, even though such holders previously exchanged their Debentures for Old Preferred Stock. UPC has disputed such claims. Pending their resolution, UPC has reserved 365,273 shares of New Common Stock that would otherwise be available for distribution to the holders of Debentures.

                  benefits. The employment agreements do not provide for compensation in the form of additional stock, or options to buy stock, of UPC. However, these executives are eligible to participate in any stock option or similar plan that the Company may adopt. Carlos Bared's Employment Agreement was terminated in January, 2001.

         9) UPC, the Infinity Parties, and Joe P. and Miriam Bared (the "Bareds") entered into a Stockholders Agreement pursuant to which, among other things, the Bareds, on the one hand, and the Infinity Parties, on the other hand, agreed to vote their shares of New Common Stock so that the Board of Directors of UPC will continue to consist of two representatives selected by the Bareds (the "Bared Directors"), two representatives selected by the Infinity Parties (the "Infinity Directors"), and an independent director initially designated as Mr. L. Grant Peeples. Currently, the Bared Directors are Joe P.
                  Bared and Carlos E. Bared, his son, and the Infinity Directors are Clark K. Hunt and Stuart J. Chasanoff. The Stockholders Agreement also provides that the Board can be expanded and/or the independent director changed by majority vote of UPC's stockholders at a duly called meeting of stockholders. The Stockholders Agreement also restricts certain dispositions of New Common Stock by the Bareds and the Infinity Parties (absent consent of the other party) during a two year period commencing on the Effective Date, and grants certain registration and other rights relating to the New Common Stock.

         10) UPG and FSG entered into a Management Agreement pursuant to which UPG manages and provides all general and administrative services for FSG's business and operations, in exchange for management fees FSG pays to UPG based on the number of stores FSG operates. This Management Agreement was terminated on January 16, 2001.

Prior to the Merger, UPC, UPG, FSCI, and certain related entities (collectively, the "Borrowers") entered into a Loan Agreement providing for a $23 million secured loan from Hamilton Bank, N.A. FSCI borrowed $17 million of this loan and used these proceeds to purchase the interest of its former partner (and affiliated entities) in the walk-in convenience stores (including stores with and without gas operations) and a 10% interest in FSG. UPC and UPG assumed this debt in connection with the Merger.

GOING CONCERN

The Company has incurred substantial operating losses and cash flow deficiencies subsequent to the Merger, due to, among other things, persistently high gasoline prices, the interest burden of substantial Merger-related financing with variable rates that increased during the year, high general and administrative expenses relating to its own operations as well as the operations of FSG, and difficulties encountered in implementing the Company's expansion by acquisition, gas branding and other growth strategies. As a result of these financial difficulties, the Company cannot comply with the covenants and other provisions of its principal institutional financing arrangement, and therefore the entire amount outstanding under this debt of approximately $23 million is classified as a current obligation on the Company's balance sheet at September 3, 2000. The Company plans to address these circumstances by seeking additional financing and substantially retrenching its operations, including selling certain stores and reducing its general and administrative expenses. This reduction in general and administrative expenses left the Company unable to perform under its management agreement with FSG, and therefore the Company terminated its management agreement with FSG effective January 15, 2001. The Company's future success will depend on its ability to raise additional capital, restructure its operations, and improve its cash flow, and there can be no assurance that the measures the Company takes will adequately address the Company's financial difficulties. The Company's auditors' report on the Company's consolidated financial statements as of September 3, 2000 contains an uncertainty paragraph concerning the ability of the Company to continue as a going concern. If the Company is unable to reach satisfactory arrangements regarding its primary institutional financing and substantially increase its cash flow, the Company may be forced to sell or cease its operations or reorganize.

STORE OPERATIONS

As of September 3, 2000, the Company operated 83 retail convenience stores in Florida and 6 car wash locations in Tennessee and Georgia. Sixty-eight of these locations also sell gasoline. The stores in Tennessee and Georgia offer car wash services and convenience store items and one also offers quick lube services (See "Subsequent Developments" below).

The following table shows the number of stores that were acquired, reopened and closed or sold during the last three fiscal years:

                                         September 3, 2000         August 29, 1999     August 30, 1998
                                 -----------------------------     ---------------     ---------------
                                 Convenience &   Car wash/Gas       Convenience &       Convenience &
                                  Gas Stores     & Lube Stores        Gas Stores          Gas Stores
                                 -------------   -------------     ---------------     ---------------
At beginning of period                 88              --                 92                 96
Opened or acquired                     --               9                 --                 --
Reopened                                3              --                 --                 --
Closed or sold                         (8)             (3)                (4)                (4)
                                    -----           -----              -----              -----
End of period                          83               6                 88                 92
                                    =====           =====              =====              =====

The 9 stores acquired in fiscal 2000 represent the locations operated by Calibur (three of which were closed in fiscal year 2000). The 3 reopened stores suffered casualties due to fire or tornado prior to fiscal year 2000, and were rebuilt and reopened for business in fiscal year 2000.

Convenience Store/Gas Operations - United Petroleum Group, Inc.

Convenience stores

As of September 3, 2000, the Company's full-service convenience store operations consisted of 83 operational convenience stores. The stores are located in central and south Florida. Of the 83 stores, 65 sold gasoline as well as standard convenience store merchandise. Of the 65 stores providing gasoline, 12 sold branded gasoline such as Shell and Texaco, and the balance sold unbranded gas. These convenience stores are typically freestanding stores with high visibility and convenient locations to address the needs of its customers. A majority of these stores are open 24 hours and the balance is open for extended hours.

The average store is approximately 2,300 square feet and carries an average of 2,500 to 3,500 SKU's. The average merchandise sale per transaction is $2.50. The majority of merchandise sales are derived from sales of tobacco, non-alcoholic drinks, beer and dairy products. In addition, the stores generally offer snack foods, candy, publications and health and beauty care aids. Six of the Company's stores offer deli services, which are a growth area for sales, and two stores offer branded fast food as Blimpie franchisees. All of the Company's stores sell hot dogs. The Company's growth opportunities include seeking to establish additional in-store, brand name, fast-food services in order to increase revenues and attract customers. The stores offer a number of private label products such as milk, bakery products, and ice cream that generally carry higher gross profit margins compared to non-private label products. In addition to food and merchandise, most of the stores offer money orders, pay phone cards and lottery and lotto tickets, and earn commissions for sales of these products. All of the stores accept food stamps.

Gasoline operations

Gasoline sales by the UPC stores accounted for approximately 54% of total revenues in fiscal year 2000, 44% in fiscal year 1999, and 46% in fiscal year 1998. As of September 3, 2000, 65 stores sold gasoline. Three of these stores sold gasoline under commission agreements pursuant to which the Company's revenues include only part of the gross profit realized from gasoline sales.

Gasoline prices and profit margins significantly impact the Company's revenues and profits. These prices and profit margins are largely determined by factors beyond the Company's control, including market factors driving the price of crude and refined petroleum products and volatility in the wholesale gasoline market due to supply interruptions. In addition, competition in each local market area continually influences gasoline profit margins. In general, retail gas margins decline when wholesale prices rise, because competitive factors prevent retailers from passing along the full price increases to customers. In fiscal year 2000, persistently high wholesale gasoline prices have adversely affected the Company's operating results.

Retail Car Wash Operations - Calibur Systems, Inc.

As of September 3, 2000, the Company operated 6 car wash locations under the Calibur name and leased two additional facilities to an independent operator in Georgia. All of these facilities have on site convenience stores that offer a limited variety of automotive products and snack foods, beverages and sundries to customers. Three of the facilities also sell gasoline, diesel fuel and other petroleum products and one also provides express lubrication services.

Oil and Gas Operations - Jackson-United Petroleum Corporation

The Company is engaged in activities related to the exploration and development of oil and natural gas. This energy products division has all of its assets in the United States. Jackson owns a seventy-five percent (75%) working interest in sixteen oil and gas wells located in Pennsylvania. Jackson also has an oil and gas lease covering approximately 26,000 acres of real property located in central Kentucky. There is currently no activity related to the Kentucky property. An unrelated third party manages the 16 oil and gas wells, which produce revenues to the company totaling approximately $12,500 per month.

Upgrading and Remodeling of Existing Store Base and Closing of Underperforming Stores

The Company has an ongoing program to upgrade and remodel the Company's retail and gasoline locations to cater to the always-changing convenience needs of today's customer. The program includes modernizing and re-imaging the stores' appearance, upgrading the gasoline facilities and installing modern environmental protection equipment. As of September 3, 2000, the Company had upgraded the fuel dispensing equipment at 40 locations to allow the customer to pay-at-the-pump with their credit card.

The Company evaluates each store's performance in order to determine its contribution to the Company's overall profitability and to prioritize its capital expenditures. Management requires certain minimum performance criteria (economic and non-economic) to support on-going capital expenditures and/or lease option renewal or renegotiation. Accordingly, in fiscal year 2000, the Company closed 11 of its stores because they failed to meet the Company's criteria for long-term stability and growth. Based on its operating results in fiscal 2000, the Company recognizes the immediate necessity of decreasing its general and administrative expenses and increasing its cash flow. During fiscal year 2001, therefore, management plans to accelerate the sale or closure of stores that fail to meet minimum performance standards, in order to increase profitability and reduce administrative expenses.

Licensed Trade Name

The Company uses the trade name "Farm Stores" pursuant to the terms of a License Agreement with FSG. All of the Company's Florida stores operate under the "Farm Stores" name, and all of these stores sell Farm Stores private label products. The license is royalty free and renews for successive yearly periods unless terminated in accordance with the terms of the agreement. However, the license cannot be transferred or assigned without the consent of FSG, which consent FSG can withhold in its discretion. Accordingly, the Company will be evaluating the License Agreement in light of its plans to downsize its operations, which could include the sales of stores.

Seasonality

The Company generally experiences higher revenues during the spring months, which fall within the Company's third quarter, due mostly to increased tourism and agricultural workers during this harvesting season. Three holidays, Easter, Mother's Day and Memorial Day, also fall within this quarter.

Merchandise Supply Agreements

H.T. Hackney, a direct store delivery vendor, supplies most of the Company's inside store general merchandise under a contract that expires in August 2001. The Company purchases its requirements of branded dairy and fruit juice products from Velda Farms, Inc., a subsidiary of Suiza Foods, pursuant to a Private Labeling and Supply Agreement that expires in October 2008.

Competition

The convenience store and retail gasoline industries are highly competitive. The number and type of competitors vary by location. The Company presently competes with other convenience stores, large integrated gasoline service station operators, supermarket chains, neighborhood grocery stores, independent gasoline service stations, fast food operations and other similar retail outlets, some of which are well recognized national or regional chains. Some of these competitors have greater financial resources than the Company. Key competitive factors include, among others, location, ease of access, store management, product selection, pricing, hours of operation, store safety, cleanliness, product promotions and marketing.

Employees

During the third quarter of the fiscal year ended September 3, 2000, the Company entered into a Client Service Agreement with Oasis Outsourcing, Inc. ("Oasis"), a subsidiary of The Wackenhut Corporation. Pursuant to that agreement, Oasis provided professional employment services to the Company, including serving as the co-employer and paying (subject to the Company's reimbursement obligations) the total compensation for all executive and non-executive personnel working for the Company, and maintaining and administering workers' compensation and unemployment insurance and employee benefit plans, including group health insurance and a 401(k) plan. On January 8, 2001 Oasis terminated the Client Service Agreement and the Company entered into an Administrative Service Agreement with Oasis. Pursuant to the Administrative Service Agreement Oasis is no longer a co-employer but continues to administer workers' compensation and employee benefit plans for the Company. As of September 3, 2000, the Company co-employed, on a full-time or part-time basis, approximately 850 employees. The Company's retrenchment plans include substantial personnel reductions. The Company has not experienced any work stoppages. There are no collective bargaining agreements between the Company and any of its employees (See "Subsequent Developments below).

Environmental Compliance

The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations, including costs for assessment, compliance, remediation and certain capital expenditures relating to its gasoline operations. These laws and regulations relate primarily to underground storage tanks ("USTs"). The United States Environmental Protection Agency has established standards for, among other things: (i) maintaining leak detection;
(ii) upgrading UST systems; (iii) taking corrective action in response to releases of gasoline or other regulated substances; (iv) closing USTs to prevent future releases; (v) keeping appropriate records; and (vi) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. The Company has retained an outside third party to perform testing and remediation services.

In the ordinary course of business, the Company may detect releases of gasoline or other regulated substances from USTs it owns or operates. As part of its program to manage USTs, the Company conducts environmental assessment and remediation activities with respect to releases of regulated substances from its retail gasoline facilities. Under current federal and state regulatory programs, the Company was obligated to either upgrade or replace most existing USTs it owned or operated or close them by December 22, 1998 to meet certain corrosion, overfill- and spill-protection and leak-detection requirements. The Company has met this obligation for all operating locations. The Company does not anticipate any additional material capital expenditures for environmental control facilities for the remainder of the current fiscal year or the succeeding fiscal year.

SUBSEQUENT DEVELOPMENTS

In October, 2000, following the Company's unsuccessful attempts to expand its business through acquisitions, and in recognition that the Company's cash flow could no longer support its debt service obligations, the Company ceased making scheduled payments on its primary institutional loan, and that loan went into default.

On February 11, 2000 the Company's Board of Directors approved a Stock Option Plan which provides for the granting of options to purchase an aggregate of up to 650,000 shares of common stock.

In late 2000 and early 2001, the Company made various personnel reductions in an attempt to improve its cash flow. By January 16, 2001, these reductions had left the Company unable to fulfill its responsibilities under the Management Agreement with FSG. Additionally, the Company's studies of the issue had revealed that the Management Agreement was at best cash flow neutral, and more likely, a cash flow drain on the Company. Therefore, on January 16, 2001, the Company and FSG terminated the Management Agreement and the Consignment Agreement also terminated in accordance with its terms.

On January 1, 2001 the Company's leased employee agreement was terminated by the co-employer in response to the Company's inability to secure a bond the co-employer requested. As a result, the Company presently employs its work force directly. As of August 31, 2001, the Company employed approximately 700 persons, of which approximately 180 are part-time and 520 are full time employees.

On January 17, 2001 the Company granted two of its executives options to purchase 350,000 shares of common stock at an exercise price of $0.05 per share. Fifty percent (50%) of the aggregate shares shall vest and become exercisable on January 18, 2001 and fifty percent (50%) on January 18, 2002 with an expiration of five years from January 18, 2001 or the expiration of 180 days from the date of any termination.

On January 17, 2001, the Company issued to L. Grant Peeples, a Director, stock options to purchase 150,000 shares of the Company's common stock at $0.05 per share.

From January 23 to March 9, 2001 the Company sold nine of its under-performing store locations (8 non-gas and one gas store) in a series of transactions, to Valencia Food Stores. The total sale proceeds, approximately $1,020,000 were paid to reduce the Company's primary institutional indebtedness. Although these stores' aggregate annual sales amounted to approximately $5,000,000, they did not make a significant contribution to the Company's operating profits or cash flow. Additionally, during the period from October 1 to March 1, 2001, due to their low profitability and high administrative expenses, the Company reached agreements to lease three of its Calibur store locations to other operators. Additionally, the Company closed two other Calibur store locations in August 2001. As of August 31, 2001, therefore, the Company operated 74 stores, of which 64 are gas stores and 10 are non gas stores.

On February 1, 2001, Murphy Oil USA, Inc. dismissed its lawsuit against the Company without prejudice (see Note 9).

On February 8th, 2001, the Company entered into a fuel marketing agreement with a major fuel retailer to rebrand as many as 23 of its gasoline store locations.

In March, 2001, the Company's real and personal property tax obligations came due. Certain of these payments are due under the Company's store leases and their non-payment could default those leases and terminate the Company's operations at the stores. To prevent this catastrophic result, the Company sought financing from its primary institutional lender, and then following that lender's denial, from its principal stockholders, Infinity and Mr. and Mrs. Bared. Ultimately, only Mr. and Mrs. Bared elected to provide this financing, in the form of a loan of up to $600,000 (of which $583,000 was funded), secured by a first lien on the Company's 100,000 shares of common stock of FSG. The Company's primary institutional lender released its pledge on these shares in order to permit this loan to be secured. The loan is presently in default, and no payments of principal or interest have been made thereunder.

ITEM 2.  PROPERTIES

The Company operates its businesses from its Miami offices located at 5800 N.W. 74th Avenue, Miami, Florida. The headquarters location houses the management group as well as information systems, accounting, marketing and human resources for all the operations. The headquarters location and its improvements, furniture, fixtures and equipment are all owned by a partnership and its subsidiary which are beneficially owned by Mr. Joe Bared, UPC's President, Chairman and largest shareholder. The Company bears all of the expenses relating to the operation of the headquarters, and pays its real property taxes. The partnership's subsidiary consigns the headquarters' furniture, fixtures and equipment to the Company under a Consignment Agreement that terminates upon the termination of the Company's Management Agreement with FSG.

Of the 89 operating stores as of September 3, 2000, the Company owned 15 store locations and leased the remainder. The Florida stores are largely clustered in key Florida counties, including Miami-Dade, Broward, Hillsborough, Highlands, Polk, Pasco, and Sarasota. In these counties, there are 5 to 17 stores and the stores, on average, are located only 2 miles apart. All of the 6 operating Calibur stores are located on property that Calibur owns; 5 are located in Tennessee, and 1 is located in Georgia.

The Company's oil and natural gas subsidiary, Jackson, owns a seventy-five percent (75%) working interest in sixteen oil and gas wells located in Pennsylvania. Jackson also has an oil and gas lease covering approximately 26,000 acres of real property located in central Kentucky.

ITEM 3.  LEGAL PROCEEDINGS

In early 1999, Mr. Robert Rankin filed a lawsuit in the United States District Court for the Eastern District of Tennessee, styled Robert Rankin vs. Michael F. Thomas, seeking damages against Mr. Thomas, the Company's former President and Chief Executive Officer, for allegedly breaching an agreement to pay Mr. Rankin a commission for locating capital investors or lenders for the Company in 1994. Mr. Rankin also filed a Proof of Claim against the Company in the U.S. Bankruptcy Court for the District of Delaware in the approximate amount of $483,000, asserting the Company's alleged breach of the same agreement. The Company filed an objection to Mr. Rankin's claim. Upon Mr. Rankin's motion, the Bankruptcy Court entered an order abstaining from hearing the Company's objection, and permitting Mr. Rankin to proceed against the Company in his lawsuit pending against Mr. Thomas in Tennessee. The U.S. District Court for the Eastern District of Tennessee granted Mr. Rankin's motion to permit him to add the Company as a defendant and to amend his complaint. The amended complaint alleges damages against the Company and Mr. Thomas, jointly and severally, in the approximate amount of $483,000, and against Mr. Thomas, individually, in the additional amount of approximately $433,000. On June 22, 2001 this case was settled and the Company agreed to pay Mr. Rankin $8,000.

In late 1999, an affiliate of F.S. Convenience Stores, Inc. (the company with which United Petroleum Group, Inc., the Company's wholly owned subsidiary, merged in November 1999) filed a lawsuit in the Circuit Court for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida styled REWJB Dairy Plant Associates vs. Zenith Insurance Company. That lawsuit seeks an unspecified amount of damages against Zenith, the successor in interest to Riscorp Insurance Company, for improperly administering and managing the plaintiff's workers' compensation insurance plan. Zenith moved to dismiss the complaint, contending that the matter was subject to arbitration, which motion was denied. Zenith has filed a subsequent motion to dismiss. In response, the Company amended its complaint. Zenith's response to the Company's amended complaint has not been served. Zenith has asserted in a demand letter to the plaintiff and the plaintiff's surety that the plaintiff is indebted to it for approximately $1.8 million of unpaid premiums, and, in June 2000, filed a separate action against the Company's surety in the United States District Court for the Middle District of Florida titled Zenith Insurance Company vs. St. Paul Fire and Marine Insurance Company. That action seeks recovery under a $750,000 surety bond. The surety has tendered the defense of that action to the Company. The Company has filed an answer to the complaint and discovery is ongoing. The Company in the state case, and the surety in the federal case, have served various discovery requests upon Zenith which remain outstanding. The Company compensation liability in connection with the merger of F.S. Convenience Stores, Inc. and United Petroleum Group, Inc., and has recorded a liability in its consolidated financial statements. The Company's payment of its allocated portion of any ultimate liability to Zenith will reduce or eliminate that liability, and the Company may have to increase or adjust its recorded liability for this matter depending on the progress and outcome of this case.

In May 2000, Murphy Oil USA, Inc. filed a lawsuit in the Circuit Court of the Nineteenth Judicial Circuit in and for Okeechobee County, Florida styled Murphy Oil USA, Inc. vs. Farm Stores Grocery, Inc. and Shell Oil Company. The complaint seeks injunctive and declaratory relief for allegedly selling, offering to sell, or advertising the sale of gasoline at two of the Company's stores in Okeechobee County, Florida in alleged violation of the Florida Motor Fuel Marketing Practices Act (the "MFMPA"). Murphy Oil alleges that the gasoline price offered at these locations, when paid for with the Shell MasterCard credit card (which offers a five percent discount on Shell branded gasoline purchases) violates the MFMPA's prohibition against selling gasoline below cost. The Company has filed a motion to dismiss the complaint. Sales of gasoline paid for with a Shell MasterCard credit card at these locations account for approximately 6% of the Company's gasoline sales at these locations. Although the Company, doing business under the fictitious name "Farm Stores", owns and/or operates the two Okeechobee stores, the plaintiff has named Farm Stores Grocery, Inc., and not the Company, as a defendant in the lawsuit. On February 1, 2001, Murphy Oil dismissed its lawsuit described above without prejudice.

The Company is unable to reach conclusion as to the outcomes of the other matter mentioned above because of the early stages of such matter. In the ordinary course of business, the Company is party to various other actions that the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of those proceedings will not have a material adverse effect upon its future results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 3, 2000 or thereafter through August 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to December 1997, UPC's common stock was listed on the NASDAQ SmallCap Market. The common stock was delisted effective as of the close of business on December 8, 1997. Since that time, there has been no established public trading market for UPC's common stock, and UPC's common stock has traded in the "pink sheets" under the symbol UPET. There has been no significant trading in UPC's common stock since UPC filed bankruptcy in January 1999 or thereafter through August 31, 2001.

Pursuant to the Plan, effective November 12, 1999, each share of Old Common Stock was canceled and the holders of shares of Old Common Stock had the right to receive an aggregate of 200,000 shares of New Common Stock, representing 4% of the issued and outstanding shares of New Common Stock, at an exchange ratio of approximately 1:.00654 (that is, for each one share of Old Common Stock, a holder had the right to receive approximately .00654 share of New Common Stock). There were approximately 4,951,601 shares of New Common Stock as of December 15, 2000.

The following table sets forth the high and low bid quotations for UPC's common stock, as reported by Dow Jones & Company, Inc. No quotes for the third or fourth quarters of the fiscal year ended September 3, 2000 were located.

                                                                  HIGH              LOW
                                                                  ----              ---
FISCAL YEAR ENDED SEPTEMBER 3, 2000:
First Quarter...............................................      $.01             $.01
Second Quarter..............................................      $.01             $.01
Third Quarter...............................................      N/A              N/A
Fourth Quarter..............................................      N/A              N/A

FISCAL YEAR ENDED AUGUST 29, 1999:
First Quarter...............................................      $.01             $.01
Second Quarter..............................................      $.01             $.01
Third Quarter...............................................      $.01             $.01
Fourth Quarter..............................................      $.01             $.01

N/A - Not available

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The above data remains applicable to all periods through August 31, 2001.

UPC has not declared dividends on its common stock during the last two fiscal years. The Company's loan covenants prohibit the Company from paying dividends on any class of stock, except for dividends paid exclusively in shares of stock or dividends paid by one borrower under the loan agreement to another such borrower. UPC does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                    FIVE FISCAL YEARS ENDED SEPTEMBER 3, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              53 Weeks         52 Weeks        52 Weeks        52 Weeks        52 Weeks
                                               Ended            Ended           Ended           Ended           Ended
                                           Sept. 3, 2000    Aug. 29, 1999   Aug. 30, 1998   Aug. 31, 1997   Sept. 1, 1996
                                           -------------    -------------   -------------   -------------   -------------
OPERATING RESULTS:

Revenues ................................     $ 132,806       $ 108,514       $ 117,369      $ 132,338      $ 130,520

Interest expense ........................         2,283              23              33             45            132

Net income (loss) .......................        (7,015)           (475)          1,142          1,597          2,168

Net income (loss) attributable to
  common stockholders ...................        (8,033)            N/A             N/A            N/A            N/A

Earnings (loss) per share - basic
  and diluted ...........................     $   (1.61)            N/A             N/A            N/A            N/A

BALANCE SHEET DATA:

Net property and equipment ..............     $  15,229       $   3,794       $   3,168      $   3,574      $   3,860

Total assets ............................     $  45,490       $   9,003       $   9,055      $   9,462      $   9,742

Long-term obligations (a) ...............     $  23,744       $     200       $     311      $     464      $     609

Stockholders' or division equity ........     $   6,562       $   1,933       $   2,408      $   1,266      $     101

Other Data:
Earnings (loss) before interest expense,
  income taxes, depreciation and
  amortization (EBITDA) (b) .............     $  (2,876)      $      38       $   1,669      $   2,073      $   2,734

Net cash provided by (used in)
  operating activities...................     $  (1,252)      $   1,251       $     195      $     728            N/A

Net cash provided by (used in)
  investing activities...................     $ (21,106)      $  (1,144)      $     (39)     $     151            N/A

Net cash provided by (used in)
  financing activities...................     $  23,546       $    (110)      $    (154)     $     577            N/A

----------
(a) The Company does not comply with the covenants and other provisions of its principal institutional financing arrangement, and therefore the entire amount outstanding under this arrangement of approximately $23 million is classified as a current obligation on the Company's balance sheet at September 3, 2000.


(b) EBITDA is significant to the Company's calculations of its financial covenants and is defined as earnings before interest expense, income taxes, depreciation and amortization. EBITDA should not be viewed as a substitute for generally accepted accounting principles (GAAP) measurements such as net income (loss) or cash flow from operations. This calculation of EBITDA may not be comparable to other companies.

N/A Not applicable as the operations for which the data is presented were held in partnership form.

                              FINANCIAL HIGHLIGHTS

          FOR THE FISCAL YEARS ENDED SEPTEMBER 3, 2000, AUGUST 29, 1999
                               AND AUGUST 30, 1998
                   (IN THOUSANDS, EXCEPT NUMBER OF STORES AND
                          GROSS PROFIT PER GALLON DATA)

                                                                 2000            1999            1998
                                                              ---------       ---------       ---------
FINANCIAL DATA:
Revenues:
        Grocery sales ..................................      $  58,090       $  60,767       $  63,014
        Gasoline sales .................................         72,051          47,435          53,866
        Other ..........................................          2,665             312             489
                                                              ---------       ---------       ---------
        Total revenues .................................      $ 132,806       $ 108,514       $ 117,369
                                                              =========       =========       =========

Net income (loss) ......................................      $  (7,015)      $    (475)      $   1,142
                                                              =========       =========       =========

STORE DATA:
Comparative Stores (1):
        Gross profit on grocery sales ..................      $  18,579       $  18,812       $  19,684
        Average grocery sales per store ................      $     687       $     689       $     690
        Average grocery gross profit per store .........      $     232       $     235       $     246
        Number of stores at year end ...................             80              80              80
Total Stores:
        Gross profit on grocery sales ..................      $  19,658       $  20,771       $  22,475
        Average grocery sales per store ................      $   1,158       $   2,092       $   2,647
        Average grocery gross profit per store .........      $     221       $     247       $     268
        Number of stores at year end ...................             89              84              84
GASOLINE DATA (2):
        Gallons sold ...................................         47,301          41,027          43,540
        Gross profit ...................................      $   5,608       $   5,278       $   5,871
        Average gallons sold per location ..............            739             654             675
        Average gross profit per gallon ................      $   0.119       $   0.129       $   0.135
        Number of gasoline locations at year end .......             63              61              63

----------
(1) Comparative stores represents stores that were open throughout the three fiscal years presented.

(2) Gasoline data presented does not include information pertaining to the five stores that sell gas under the fuel marketing agreements whereby the Company receives a commission based on the gross profit realized on fuel sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In the following comparison of the results of operations, the fifty-three week period ended September 3, 2000 and the fifty-two week periods ended August 29, 1999 and August 30, 1998 are referred to as 2000, 1999 and 1998, respectively.

The Company's results of operations for 2000 reflect the operations of Calibur and Jackson (the "Calibur Companies") and UPG from November 12, 1999, the date of UPG's merger with FSCI. The results for 1999 and 1998 reflect the operations of FSCI, successor to the Farm Stores Walk-in Division ("FSWD"), which were previously included in the combined financial statements of the Farm Stores Partnerships. This division was segregated and reported on separately as a result of the Transactions.

FISCAL YEAR 2000 RESULTS COMPARED TO FISCAL YEAR 1999 RESULTS

Revenues and gross profit for 2000 were $132.8 million and $26.6 million, respectively, as compared to $108.5 million and $26.2 million, respectively, for 1999. The Company generated a net loss of $7.0 million in 2000, compared to a net loss of $475,000 in 1999, primarily due to the effects of the Transactions and their financing totaling $3.2 million as follows: (i) interest expense, including interest rate increases in the period and amortization of deferred loan costs of $2.3 million; (ii) amortization of goodwill and other intangible assets of $880,000; and (iii) depreciation expense on the write-up of assets to fair value of $59,000. The net loss in 2000 also reflects the loss on impairment of certain Calibur fixed assets totaling $1.4 million, losses of $630,000 the Calibur Companies incurred subsequent to the Merger, losses of $330,000 realized by three casualty stores that reopened during the year, $574,000 in additional costs incurred to install new fuel dispensing equipment at 40 store locations, $258,000 incurred in legal and consulting fees related to acquisitions that did not materialize and an increase in the general and administrative expenses absorbed by the Company in 2000.

Revenues increased $24.3 million, or 22.4%, from the prior year mostly due to the significant increase in gasoline prices and revenues, the inclusion of $3.5 million of revenues generated by the Calibur Companies subsequent to the Merger, and the additional week in fiscal 2000. A summary of revenues by source for the comparative period is as follows (in thousands):

                            2000            1999
                         ----------      ----------
Grocery                  $   58,090      $   60,767
Gasoline                     72,051          47,435
Other                         2,665             312
                         ----------      ----------
     Total               $  132,806      $  108,514
                         ==========      ==========

Grocery revenues decreased by $2.7 million, or 4.4%, in 2000 as compared to 1999 due to temporarily closing 40 locations for replacement of gasoline dispensing equipment and permanently closing 8 underperforming stores that were open throughout 1999. Although the closing of the underperforming stores reduces revenues, it does not have a material impact on the results of operations because these stores had been operating at a loss.

Gasoline revenues increased $24.6 million or 51.9% in 2000. The increase primarily reflects a $0.35 increase in the average retail price per gallon from $1.09 per gallon in 1999 to $1.44 per gallon in 2000, coupled with an increase of 6.6 million gallons sold - from 43.3 million gallons in 1999 to 49.9 million gallons in 2000. The increase in gallons sold resulted from the installation of new fuel dispensing equipment in 40 stores as of the end of the year, the inclusion of Calibur's 3 gas stores, which sold approximately 709,000 gallons during the period subsequent to the Merger, and 916,000 gallons sold during the additional week in fiscal 2000. These increases were partially offset by a decrease in gallons sold by the stores that were temporarily and permanently closed as mentioned above.

Other revenue in 2000 consists primarily of car wash and lube sales by Calibur subsequent to the Merger. In 1999, other revenue consisted of commissions received under agreements providing for the Company to receive part of the gross profit realized from gas sales at three locations. Commissions received under such agreements in 2000 and 1999 were $289,000 and $313,000, respectively.

Gross profit increased by $447,000 in 2000 due to gross profit of $1.2 million contributed by the Calibur Companies subsequent to the Merger and an increase of $272,000 in the fuel gross profits, partially offset by a $1 million net decrease in gross profit earned on grocery sales. The net decrease in grocery gross profit reflects lower sales in part resulting from temporary store closures to upgrade gas equipment, as well as a reduction in the number of stores. The Company's increased gross fuel profits reflect a $660,000 increase from higher sales volume, partially offset by a $388,000 (approximately $.01 per gallon) decrease in the gross margin earned. Increases in crude oil and wholesale gasoline costs negatively impacted the Company's fuel gross profit margins in 2000 (particularly in the second quarter). Competitive factors prevented the Company from passing along the full effect of these cost increases while maintaining the same gross profit margins.

Store operating expenses increased by $881,000 in 2000 due to the inclusion of Calibur's store operating expenses of approximately $1.1 million since the Merger, an increase in operating expenses of $213,000 related to 3 stores that reopened in 2000, and increases in costs of $574,000 related to the newly installed fuel dispensing equipment. Such costs include operating lease payments on the equipment and higher credit card fees because customers can now use their credit cards to pay at the pump. These increases were partially offset by temporary and permanent store closings resulting in reduced payroll and payroll-related costs and store occupancy costs of approximately $1 million.

Depreciation and amortization expense increased by $1.4 million in 2000, mostly due to the amortization of goodwill and other intangible assets of $880,000. The remaining increase is due to the inclusion of the Calibur Companies' depreciation expense of $331,000, depreciation on capital expenditures and depreciation on the write-up of assets to fair value of $59,000.

General and administrative expenses increased by $1.2 million, mostly due to the inclusion of $437,000 in 2000 relating to the Calibur Companies subsequent to the Merger, and $258,000 in legal and consulting fees related to acquisitions that did not materialize. The remaining increase is mostly due to an increase in the general and administrative expenses absorbed by the Company in 2000. In 1999 total corporate overhead expenses such as finance, information systems, marketing and senior management were allocated to FSCI, FSG, and the dairy plant operations based on various factors including sales volume, inventory levels and personnel and store counts. The allocation of corporate overhead expenses to FSCI in 1999 was lower as a percentage of the total than in 2000. The dairy plant ceased operations in 1999. FSG was charged a management fee based on the number of stores it operated in 2000 in accordance with the management agreement between the Company and FSG. FSG is now charged a management fee based on the number of stores in accordance with the management agreement between the Company and FSG. During the fourth quarter of 2000, the Company closed the Calibur Companies' office in Tennessee, eliminating substantially all of the administrative costs incurred by these subsidiaries in 2000.

Loss on impairment of fixed assets in 2000 resulted from the Company's review of its long-lived assets for impairment. The Company determined that a charge of $1.4 million was required for the Calibur operating equipment in its six owned locations.

The increase in interest expense of $2.3 million resulted from the borrowing of $23 million used to finance the Transactions, the amortization of related deferred loan costs of $215,000, and the borrowing of $2.2 million from stockholders.

FISCAL YEAR 1999 RESULTS COMPARED TO FISCAL YEAR 1998 RESULTS

Revenues and gross profit for 1999 were $108.5 million and $26.2 million, respectively, as compared to $117.4 million and $27.5 million, respectively, for 1998. The Company generated a net loss of $475,000 in 1999, compared to net income of $1.1 million in 1998, primarily due to the decrease in grocery and fuel sales coupled with an increase in personnel-related expenses.

Revenues decreased $8.9 million, or 7.5%, from the prior year, mostly due to the significant decline in gasoline gallons sold, coupled with a decrease in the average retail price per gallon of $.05. A summary of revenues by source for the comparative period is as follows (in thousands):

                           1999          1998
                        --------      --------
Grocery                 $ 60,767      $ 63,014
Gasoline                  47,435        53,866
Other                        312           489
                        --------      --------
     Total              $108,514      $117,369
                        ========      ========

Grocery revenues decreased by $2.2 million, or 3.6%, in 1999 as compared to 1998 primarily due to closing 4 underperforming store locations in 1999. Although the closing of the 4 underperforming stores reduces revenues, it does not have a material impact on the results of operations because these stores had been operating at a loss.

Gasoline revenues decreased $6.4 million, or 11.9%, in 1999 compared to 1998 as a result of a decrease in total gallons sold of 3.9 million coupled with a $.05 decrease in the average retail price per gallon from $1.14 in 1998 to $1.09 per gallon in 1999. The decrease in the average selling price was a result of a highly competitive retail environment experienced by the Company throughout 1999. The decline in gallons sold is primarily due to temporary store closures throughout 1999 for EPA mandated upgrades.

Gross profit decreased by $1.3 million in 1999, mainly due to the $593,000 decrease in gasoline gross profit and the $557,000 decrease in the grocery gross profit as a result of lower grocery sales. The gross profit dollars realized on gasoline sales decreased as a result of the lower sales volume coupled with a slight decrease in the average gross margin earned per gallon.

Store operating expenses increased by $114,000 in 1999, despite permanently closing 4 stores, mainly due to adjustments recorded in 1998 to reduce the accrued workers compensation reserve and the accrued vacation balance at the end of the year. Excluding the effects of these adjustments, store operating expenses for comparable stores remained consistent with the 1998 level.

General and administrative expenses increased $103,000 from 1998, mostly due to consulting costs incurred by the Company in 1999, primarily to make the Company's computer systems Year 2000 compliant.

CREDIT FACILITIES

The Company has a $23 million credit facility from Hamilton Bank. This facility provides credit in the form of a $10,467,000 term loan, an $8,300,000 mortgage loan and a $4,233,000 revolving line of credit, and matures on October 30, 2004. The term loan bears interest at prime plus 3%, payable monthly, with monthly principal payments of $121,146 beginning after the first thirteen months. The bank has agreed to defer principal payments on the term loan for twelve months. The $8.3 million mortgage loan bears interest at the 180-day LIBOR rate plus 4% or prime plus 1.125%, payable monthly in the amount of approximately $20,000 plus interest. The $4,233,000 revolving credit loan bears interest at the 30-day LIBOR rate plus 3.875% or prime plus 1%, payable monthly, and is advanced against the Company's inventory and receivables. The Company is required to comply with various covenants in connection with this facility and borrowings on the revolving line of credit are subject to a borrowing base calculated with reference to the Company's eligible inventory and receivables. The bank has agreed to waive the requirement that the Company reduce the principal outstanding under its revolving line of credit as a result of an adjustment to the borrowing base on the first anniversary of the loan. In addition, the agreement prohibits the payment of any cash dividends unless approval is obtained from the lender. At September 3, 2000, the Company had used all $4,233,000 under its revolving credit facility. The Company cannot comply with other covenants and provision of this facility; therefore the entire amount outstanding under these loans has been classified as a current obligation on the Company's balance sheet at September 3, 2000. The Company is discussing various alternatives to address this situation with its lender; however, there can be no assurance that any of these discussions will produce a satisfactory resolution of this matter. If the Company is unable to reach satisfactory arrangements with its lender and substantially increase its cash flow, it may become unable to continue operations.

In August 2000, UPG borrowed $2.5 million from its two largest shareholders, of which $2 million was funded prior to the end of fiscal 2000, and the remainder of which was funded thereafter. The loan bears interest at the same rate of interest as the revolving credit loan in favor of Hamilton Bank, and provides for payment of all accrued interest and principal on November 30, 2000. The entire amount outstanding under this promissory note has been classified as current. The loan is secured by a lien on inventory, junior to the lien of Hamilton Bank. In addition, the Company collected $173,000 from the rental of a portion of the headquarters property to an unrelated third party and from the operation of the scale located on the headquarters property. These amounts are owed to the property owner, which is an entity beneficially owned by the Company's Chief Executive Officer and Chairman of the Board, and are recorded as due to stockholder. These amounts bear interest at the same rate of interest as the revolving credit loan in favor of Hamilton Bank.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred substantial operating losses and cash flow deficiencies subsequent to the Merger, due to, among other things, persistently high gasoline prices, the interest burden of substantial Merger-related financing with variable rates that increased during the year, high general and administrative expenses relating to its own operations as well as the operations of FSG, and difficulties encountered in implementing the Company's expansion by acquisition, gas branding and other growth strategies. The Company's strategy to address these financial difficulties focused upon growth by acquisitions and improving gasoline operations by branding. The Company actively pursued two major acquisitions in fiscal 2000, involving purchases of oil refineries and substantial convenience and gas store assets. The Company has not been able to consummate these transactions due to, among other things, its inability to reach satisfactory accommodations with its institutional lender. The Company has also actively pursued opportunities to brand its gas stores that presently sell unbranded gas. However, due to uncertainties regarding the Exxon-Mobil merger, the Company's inability to finalize an agreement with a former UPC principal regarding assignment of a gas distributorship, the Company's difficulties in financing substantial capital outlays required to commence a branding program, and other factors, the Company has been unable to secure a branding arrangement for its gas stores. As a result of these financial and other difficulties, the Company cannot comply with the covenants and other provisions of its principal institutional financing arrangement, and therefore the entire outstanding amount of this debt of approximately $23 million is classified as current in the Company's balance sheet at September 3, 2000. The Company plans to address these circumstances by seeking additional financing and substantially retrenching its operations, including selling certain stores and reducing its general and administrative expenses. This reduction in general and administrative expenses left the Company unable to perform under its management agreement with FSG, and therefore the Company terminated the agreement effective January 15, 2001. There can, however, be no assurance that these measures will adequately address the Company's financial difficulties. The Company's auditors' report on its consolidated financial statements as of September 3, 2000 contains an uncertainty paragraph concerning the ability of the Company to continue as a going concern. If the Company is unable to reach satisfactory arrangements regarding its primary institutional financing and substantially increase its cash flow, the Company may be forced to sell or cease its operations or reorganize.

CASH FLOW PROVIDED BY OPERATING ACTIVITIES

During fiscal year 2000, net cash used in operating activities was $1.3 million, compared to cash provided by operations of $1.3 million in fiscal year 1999. The decrease in cash provided by operating activities for fiscal year 2000 was mainly due to interest payments of $2 million made on the debt incurred to finance the Transactions, a decrease in operating profits, an increase in accounts receivable and an increase in inventories, partially offset by an increase in accounts payable. The increase in inventories is the result of higher wholesale cigarette and gasoline costs when compared to 1999 costs. Accounts receivable increased mostly due to the significant increase in credit card sales as a result of the newly-installed pay-at-the-pump gasoline dispensers. The increase in accounts payable is due to increased inventories and increased gasoline excise taxes payable as a result of higher gasoline gallons sold, an increase in the money orders payable as money order sales are typically higher at the beginning of the month, and extended terms with the Company's primary grocery vendor.

CASH USED FOR INVESTING ACTIVITIES

Net cash used in investing activities was $21.1 million and $1.1 million for fiscal years 2000 and 1999, respectively. The increase in cash used in investing activities during fiscal year 2000 was mainly due to the acquisition of FSCI (see "Recent History of the Company" section of Item 1. Business for discussion of the Transactions).

CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $23.5 million in fiscal year as a result of borrowing $21.8 million, net of loan costs, to finance the Transactions, and borrowing $2.2 million from two stockholders for working capital.

CAPITAL EXPENDITURES

Capital expenditures during the fifty-three weeks ended September 3, 2000 consist mostly of costs incurred for gasoline dispensing equipment and building improvements as noted above. The Company anticipates spending approximately $500,000 during the next fiscal year to improve and maintain existing store and gasoline dispensing equipment. The Company will fund these expenditures by cash from operations, long-term lease obligations and other forms of equipment financing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE MARKET RISK

The Company does not have any market risk sensitive instruments that it believes would be materially affected by any future rate or price changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its Subsidiaries and notes thereto, appear on pages F-1 through F-17 of this Form 10-K. The required Supplementary Data appears on page F-18 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the third quarter of fiscal year 2000, the Company engaged Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ended September 3, 2000. Deloitte & Touche LLP were the independent auditors for FSCI prior to the Merger, and replaced J.H. Cohn LLP, who were the independent auditors for UPC and its subsidiaries prior to the Merger. The Company previously reported this change in auditors in its Current Report on Form 8-K dated April 12, 2000 and filed on April 17, 2000.

                                    PART III

Information required by Part III of Form 10-K is incorporated herein by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended September 3, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is certain information regarding the Directors and Executive Officers of UPC as of September 3, 2000 and as present:

Mr. Joe P. Bared, 60, has been a director and Chief Executive Officer of UPC since November 1999. Mr. Bared also served as UPC's president from November 1999 until he resigned from that position January 2001. In 1967 Mr. Bared founded The Bared and Company, Inc., which grew to become one of the top 50 mechanical construction companies in the United States. In 1992, Mr. Bared led an investor group that purchased the assets of Farms Stores out of bankruptcy. Mr. Bared was a director of Republic Banking Corporation of Florida from 1970 until 1999, the year that bank was sold, where he served on various board committees, including the executive committee and audit committee. Mr. Bared has been a trustee of the University of Miami since 1978, and is a member of the Board of Governors of the Sylvester Comprehensive Cancer Center of the University of Miami. Together with his wife, Miriam Bared, Mr. Joe Bared owns approximately 47.6% of the issued and outstanding Common Stock of UPC and 50% of the issued and outstanding Preferred Stock of UPC. Mr. Joe Bared is the father of Mr. Carlos Bared and Mr. Maurice Bared. Pursuant to a Stockholders Agreement among UPC, Infinity Investors Limited, and Joe and Miriam Bared, the Bareds, on the one hand, and Infinity Investors Limited, on the other hand, agreed to vote their shares of Common Stock so that the Board of Directors of UPC will continue to consist of two representatives selected by the Bareds and two representatives selected by Infinity Investors Limited.

Mr. Carlos E. Bared, 33, served as a Director of UPC and UPC's Senior Vice President, Chief Financial Officer and Secretary from November 1999 until his resignation from those positions in January 2001. Mr. Bared joined Farm Stores in 1997, as Chief Financial Officer from 1992 to 1997, he was the President and Chief Financial Officer for The Bared and Company, Inc. Mr. Bared was the President of the Construction Financial Management Association from 1994 to 1997 and was a Director from 1993 to 1997. Mr. Bared is Director and Treasurer of the not-for-profit Miami Children's Museum and a founder of the not-for-profit Network Miami, Inc. Mr. Carlos Bared is the son of Mr. Joe Bared, and the brother of Maurice Bared. Mr. Carlos Bared was initially selected by the Bareds to serve on UPC's Board of Directors.

Mr. Clark K. Hunt, 36, was a Director of UPC from November 1999 until his resignation in January 2001. Mr. Hunt is a Manager of HW Capital, L.P. and related investment advisory companies. Prior to co-founding these entities, Mr. Hunt was an analyst at Goldman, Sachs & Co. in New York and Los Angeles. Mr. Hunt was initially selected by Infinity Investors Limited to serve on UPS's Board of Directors.

Mr. Stuart J. Chasanoff, 36, has served as a Director of UPC since November 1999. He is a 1990 cum laude graduate of the Fordham University School of Law and a 1987 graduate of the University of Virginia. Mr. Chasanoff currently serves as Senior Vice President and General Counsel of Novo Networks, formerly known as eVentures Group. Mr. Chasanoff previously served as Vice President of Business Development, General Counsel and Secretary of eVentures Group, Inc., a communications company in the business of using "next generation" technology to transmit voice, data and video over the same transmission lines. Additionally, since 1996, Mr. Chasanoff has served as Senior Vice President and in-house corporate counsel to H.W. Partners, L.P., a Texas limited partnership that serves as advisor to Infinity. Between 1994 and 1996, Mr. Chasanoff served as in-house counsel at PepsiCo, Inc., effecting mergers and acquisitions, and between 1990 and 1994 he was an associate corporate attorney with the New York office of White & Case, dealing with mergers/acquisitions, corporate reorganizations and financial services. Mr. Chasanoff was initially selected by Infinity Investors Limited to serve on UPC's Board of Directors.

L. Grant ("Jack") Peeples, 70, has served as a Director of UPC since November 1999 and is the independent director initially designated by the Bareds and Infinity Investors Limited to serve on the Board. Mr. Peeples has been of counsel to the law firm of White & Case in Miami, Florida since 1994. Prior to that time, he was a partner at Peeples, Earl & Blank, specializing in legislative and administrative practice. After graduating from the University of Florida College of law in 1957, and before returning to private practice 1961, Mr. Peeples worked at the law firm of former Florida Governor Collins in Tallahassee, was Legislative Counsel to Governor Collins in 1958 and was appointed to the cabinet office of the State Beverage Director in 1959. From 1969 until 1975, Mr. Peeples served as Senior Vice President, Director and General Counsel of the Deltona Corporation. From 1976 until 1980, he served as Chairman of the Board and Chief Financial Officer of the Roma Corporation. He was General Counsel to Alandco, a wholly owned subsidiary of Florida Power & Light Company, and served as counsel to various Murchison Family interests from 1975 until 1981. Mr. Peeples was the Campaign Chairman and Chairman of Transition Team for Florida Governor Lawton Chiles and Legislative and Senior Counsel to the Governor, Vice-Chairman of the Governor's Commission on Governance, Vice-Chairman of the Governor's Commission on the Homeless, Chairman of the Florida Aviation Commission, Co-Chairman of the Dade County Homeless Trust, and representative of the Governor and Cabinet on the Downtown Development Authority.

Mr. Steve Loglisci, 38 has served on UPC's Board of Directors since September 2001, and was appointed to fill the vacancy created by the resignation of Mr. Clark Hunt. Mr. Loglisci was the former Chief Executive Officer of eVolve.

Mr. Maurice Bared 32, served as the Company's Executive Vice President from November 1999 until January 2001, when he resigned from those positions. Mr. Maurice Bared is the son of Mr. Joe Bared and the brother of Mr. Carlos Bared. Mr. Bared served as Executive Vice President of UPC from November 1999 until his resignation from that position in January 2001. Mr. Bared joined Farm Stores in 1993, as Director of Special Projects and Vice President of Operations. Mr. Bared received a degree in finance from the University of Miami in 1991.

Ms. Jacqueline Frost, 40, served as the Company's Vice President of Merchandising and Marketing from November 1999 until her resignation in January 2000. Ms. Frost also served as Vice President of Farm Stores and held various management positions at Burdines department stores from 1980 to 1997. Ms. Jacqueline Frost received her degree in business administration in 1980 from the University of Florida

Mr. Jorge Cano, 48, has served as a Director of UPC since January 2001, when he was appointed to fill the vacancy created by the resignation of Mr. Carlos Bared. He was appointed as President of the Company in January 2001, replacing Mr. Joe Bared in that position. Mr. Cano graduated from the University of Miami in 1976 with a B.S. degree in civil engineering and received a M.S. degree in environmental and urban studies in 1985 from Florida International University. Mr. Cano has been a registered professional engineer since 1980, and worked in consulting engineering from 1976 to 1981. From 1981 to 1995, he held management positions at Florida Power & Light, including customer service and sales manager of the Miami District, Dade County area manager, and corporate marketing manager for commercial/industrial programs. He joined Farm Stores in 1995 as vice president of special projects and subsequently served as vice president of the dairy division, and as Sr. Vice President and Chief Administrative Officer supporting administrative and strategic business projects. He serves on the Board of Trustees of the Historical Museum of Southern Florida, and has previously served as director of the United Cerebral Palsy Assoc. of Miami.


Mr. John MacDonald, 57, joined the Company in December 1999 as Vice President of Retail Operations, and since January 2001 serves as Vice President and Chief Operating Officer. Mr. MacDonald graduated with a B.A. in Business Administration from St. Francis College in Biddeford, Maine and completed advanced business courses at Harvard Business School. From 1998 to 1999, Mr. MacDonald held the title of Vice President, Retail Operations, New England and New York for D. B. Marketing. Inc., d/b/a D/B/Mart and Dairy Mart. From 1985 to 1997, Mr. MacDonald served as Senior Vice President of Retail Operations & Marketing for Christy's Market, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Federal securities laws require executive officers, directors and persons owning ten percent or more of the Company's common stock to file reports (Forms 3, 4 and 5) with the Securities and Exchange Commission relating to the number of shares of common stock that they own and any changes in their ownership. Based on a review of the forms submitted to the registrant during and with respect to its fiscal year ending September 3, 2000, and to date, the Company is not aware that Ms. Jacqueline Frost, Mr. Carlos Bared, Mr. Maurice Bared or Mr. Clark Hunt filed a Form 5 to report that they were no longer subject to the reporting requirements as an officer of director of UPC, that Mr. MacDonald or Mr. Loglisci filed a Form 3 to indicate their appointments as an officer and director, respectively, of UPC. Further, the registrant is aware of gifts of 20,000 shares of Common Stock made by Mr. Joe Bared to each of Mr. Carlos Bared and Mr. Maurice Bared in calendar year 2000 with respect to which the registrant has not received a reporting form.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of all compensation awarded to, earned by or paid to, the Company's Chief Executive Officer and all other executive officers who were paid or accrued compensation in excess of $100,000 per annum for such fiscal year (the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended September 3, 2000.

Summary Compensation Table



                                                Annual Compensation                   Long Term Compensation
                                       ------------------------------------  ----------------------------------------
                                                                                         Awards               Payouts
                                                                             ------------------------------   -------
                                                                                               Securities
                                                               Other Annual    Restricted      Underlying      LTIP      All Other
   Name and Principal                   Salary       Bonus     Compensation   Stock Award(s)  Options/SARs    Payouts  Compensation
        Position             Year        ($)          ($)          ($)             ($)             (#)          ($)        ($)
          (a)                (b)         (c)          (d)          (e)             (f)             (g)          (h)        (i)
------------------------     ----      --------      -----     ------------  ---------------  -------------   -------  ------------
Joe P. Bared, Chairman
of the Board, Chief          2000*     $300,462       $0         $17,348(1)        --               --           --        --
Executive Officer and
President

Carlos Bared, Sr. Vice
President, Chief             2000*     $121,154       $0         $14,879(2)        --               --           --        --
Financial Officer and
Director

Maurice Bared,
Executive Vice President     2000*     $121,154       $0         $13,553(3)        --               --           --        --


Jorge Cano, Sr. Vice
President and Chief          2000*     $100,962       $0         $ 7,008(4)        --               --           --        --
Administrative Officer

John MacDonald,
Vice President Retail        2000*     $ 61,539       $0         $ 4,503(5)        --               --           --        --
Operations



 * Includes compensation from Nov. 12, 1999, the date of the Merger to September 3, 2000.

(1) Represents Company-paid rental car totaling $11,828 & medical, dental, life and long-term disability insurances totaling $5,520.

(2) Represents Company-paid auto allowance totaling $6,750 & medical, dental, life and long-term disability insurances totaling $8,129.

(3) Represents Company-paid rental car totaling $5,753 & medical, dental, life and long-term disability insurances totaling $7,800.

(4) Represents Company-paid auto allowance totaling approx. $5,250 & medical, dental, life and long-term disability insurances totaling $1,758.

(5) Represents Company-paid rental car totaling $3,278 & medical, dental, life and long-term disability insurances totaling $1,225.





EMPLOYMENT AGREEMENTS

         In November 1999, the Company entered into Employment Agreements with both its Chief Executive Officer and Chief Financial Officer. Compensation under these agreements aggregated approximately $422,000 in fiscal year 2000, including payments of approximately $300,342 to the Company's Chief Executive Officer and $121,154 to its Chief Financial Officer. On January 17, 2001 Carlos Bared resigned his position as Director, Sr. Vice President, and Chief Financial Officer and terminated his Employment Agreement with the Company. Compensation for the Chief Executive Officer will be approximately $372,000 annually.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     VOTING SECURITIES AND BENEFICIAL OWNERSHIP BY PRINCIPAL STOCKHOLDERS,
                             DIRECTORS AND OFFICERS

The following table sets forth, as of August 31, 2001, the beneficial ownership of the Company's Common Stock by Directors, by each of the executive officers named in the Summary Compensation Table and all executive officers and directors as a group, and by each person known by the Company to be the beneficial owner of five percent or more of each class of Common Stock. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. All of the shares described below are shares of Common Stock.


NAME OF OFFICERS AND DIRECTORS AND NAME AND            AMOUNT AND NATURES OF BENEFICIAL
       ADDRESS OF BENEFICIAL OWNERS                              OWNERSHIP(1)                       PERCENT OF CLASS(1)(2)(3)
-------------------------------------------            --------------------------------             -------------------------
Joe Bared                                              2,360,000 shares(5)                                    47.6%
Chairman and Chief Executive Officer(4)

Jorge Cano                                             200,000 shares(6)                                       4.0%
President and Director

John MacDonald                                         150,000 shares(7)                                       3.0%
Vice President and Chief Operating Officer

Steven Logliscu                                        0 shares                                                  0
Director

Stuart Chasanoff                                       0 shares                                                  0
Director

L. Grant Peeples                                       150,000 shares(8)                                       3.0%
Director

All Executive Officers and Directors as a group        2,860,000 shares                                       57.7%
(6 persons)

Infinity Investors Limited                             2,020,862 shares(9)                                    40.8%
Murkins Waterfront Plaza
Main Street
P.O. Box 556, Charlestown
Nevis, West Indies
=============================================================================================================================

(1) Includes the amount of shares the beneficial owner has the right to acquire within 60 days from options, warrants or similar rights.

(2) Calculation of total number of shares of outstanding Common Stock of the Company is made on the basis of an assumed conversion or exercise of all instruments exercisable to purchase or convertible into Common Stock within 60 days that are held by the Company's directors, officers, and holders of 10% or more of the outstanding Common Stock.

(3) Assumes the issuance of 334,538 shares of Common Stock that, pursuant to the Plan of Reorganization, the Company has reserved pending resolution of a dispute with previous holders of the Company's Debentures, and 200,000 shares of Common Stock that was the subject of a trust to be established pursuant to the Plan of Reorganization.

         (4) All of these shares are owned by Joe Bared and Miriam Bared, his wife, as tenants by the entireties.

         (5) Does not include 40,000 shares of Common Stock owned by Mr. Bared's sons, Carlos Bared (as at 20,000 shares) and Maurice Bared (as to 20,000 shares), as to which Mr. Joe Bared disclaims beneficial ownership.

         (6) Consists of shares issuable upon exercise of options granted on January 17, 2001 at $0.05 per share, none of which have been exercised.

         (7) Consists of shares issuable upon exercise of options granted on January 17, 2001 at $0.05 per share, none of which have been exercised.

         (8) Consists of shares issuable upon exercise of options granted on January 17, 2001 at $0.05 per share, none of which have been exercised.

         (9) Includes (i) 62,731 shares owned by Seacrest Capital Limited, as subsidiary of Infinity Investors Limited, (ii) 62,731 shares owned by Fairway Capital Limited, a subsidiary of Infinity Investors Limited, (iii) 334,538 shares that are reserved pending resolution of a dispute and may be issued to Infinity Investors Limited, and (iv) 200,000 shares that were designated to be held in trust in connection with UPC's Plan of Reorganization, that have not been distributed, and to which Infinity Investors claims entitlement.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 2000, Mr. Joe Bared, UPC's Chairman and largest stockholder, and Infinity Investors Limited, UPC's second largest stockholder, made a loan in the principal amount of $2,500,000 to UPG for working capital needs. The note bears interest at the same rate of interest as the Company's revolving line of credit with Hamilton Bank, N.A. The note is secured by a lien on the Company's inventory, and subordinated to the Hamilton Bank loan. The principal amount, including accrued interest, was due and payable on November 30, 2000, and is therefore in default at present. No payments of principal or interest have been made under this loan

         In March 2001, Mr. Joe Bared UPC's Chairman and largest stockholder, made a loan in the principal amount of up to $600,000 (of which $583,000 has been advanced and remains outstanding) to the Company to facilitate timely payment of taxes relating to the Company's owned and leased properties. The Company's failure to pay certain of these taxes would create a default under its tenant leases. The loan bears interest at 10% per annum, and is secured by a first lien and pledge upon the Company's interest in shares of stock of Farm Stores Grocery, Inc. ("FSG"), a company in which Mr. Joe Bared beneficially owns a majority of the outstanding stock. Hamilton Bank released these shares from its prior pledge for this purpose. No payments of principal or interest have been made under such note, and it is past due and in default.

         Prior to January 16, 2001 UPG was obligated to provide management services to FSG under a Management Agreement between UPG and FSG dated November 12, 1999. Mr. Joe Bared, UPC's Chairman and largest stockholder, beneficially owns a majority of the outstanding stock of FSG. UPC and FSG terminated the Management Agreement effective January 16, 2001. The agreement provided for a fixed management fee per store, based on the total number of stores FSG operated within the fiscal year. The management fee income recorded in fiscal year 2000 approximated $2,620,000, of which $146,602 had not been paid as of year-end. When the Management Agreement terminated, the management fee had been paid in full.

         The Company entered into a License Agreement dated October 29, 1999 with FSG, pursuant to which the Company uses FSG's trade name "Farm Stores" on its walk-in convenience stores and on certain private label products such as milk, bread, eggnog and ice cream. The license is royalty free and automatically renews for successive one-year terms, until terminated by a party in accordance with the terms of the agreement. Mr. Joe Bared, UPC's Chairman and largest stockholder, beneficially owns a majority of the outstanding stock of FSG.

         The Company entered into a Consignment Agreement dated November 3, 1999 with FS Management, LLC, pursuant to which the Company accepted a consignment of the computer and telecommunications equipment and the furniture, fixtures and improvements located at the Company's corporate headquarters for the term of the Management Agreement. This agreement terminated on January 16, 2001, upon termination of the Management Agreement, as set forth above. Mr. Joe Bared, UPC's Chairman and largest stockholder, beneficially owns the outstanding stock of FS Management, LLC.

         The Company's corporate headquarters in Miami, Florida is located on property beneficially owned by Mr. Joe Bared, UPC's Chairman and largest stockholder. Prior to termination of the Management Agreement, as described above, the Company paid all operating expenses relating to the facility, including real property taxes, insurance, security and utilities. Subsequent to termination of the Management Agreement, the Company and FSG (each of which occupies approximately one-half of the facility) leased the facility from the affiliated entity, and each pays 50% of the expenses relating to the facility (a total of approximately $210,000 is paid annually by UPC as occupancy cost). No rental is payable in addition to these expenses. Mr. Joe Bared, UPC's Chairman and largest stockholder, beneficially owns a majority of the outstanding stock of FSG.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements.

             Independent Auditors' Report

             Consolidated Financial Statements:

             Consolidated Balance Sheets as of September 3, 2000 and
               August 29, 1999

             Consolidated Statements of Operations for the fifty-three week period ended September 3, 2000 and the fifty-two week periods ended August 29, 1999 and August 30, 1998

             Consolidated Statement of Stockholders' or Division Equity for the
               fifty-three week period ended September 3, 2000 and the fifty-two week periods ended August 29, 1999 and August 30, 1998

             Consolidated Statements of Cash Flows for the fifty-three week period ended September 3, 2000 and the fifty-two week periods ended August 29, 1999 and August 30, 1998

             Notes to consolidated financial statements

(a)(2)   Financial Statement Schedules.

         Schedule II - Valuation and Qualifying Accounts for the fifty-three week period ended September 3, 2000 and the fifty-two week periods ended August 29, 1999, and August 30, 1998

         List of Schedules.

         All other schedules for which provision is made in the applicable accounting regulations of the Commission are omitted because they are not applicable, or the information is included in the financial statements included herein.

(a)(3)   Exhibits.

         2.1 Second Amended Plan of Reorganization of United Petroleum Corporation dated July 23, 1999 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

         2.2 Second Amended Disclosure Statement of United Petroleum Corporation dated July 23, 1999 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

         2.3 Findings of Fact, Conclusions of Law and Order Confirming Amended Plan of Reorganization dated October 7, 1999 (filed as
                  Exhibit 99.4 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

         2.4 Agreement and Plan of Merger dated September 29, 1999 (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

         3.1 Amended and Restated Certificate of Incorporation of United Petroleum Corporation (filed as Exhibit 3(i) to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

         3.2 Amended and Restated Bylaws of United Petroleum Corporation (filed as Exhibit 3(ii) to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

         4 Certificate of Designation - Class A 9% Preferred Stock (filed as Exhibit 4 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

        10.1 License Agreement dated as of November 12, 1999 among Farm Stores Grocery, Inc., United Petroleum Corporation and United Petroleum Group, Inc. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

        10.2 Employment Agreement dated as of November 3, 1999 between United Petroleum Corporation and Joe P. Bared (filed as
                  Exhibit 99.6 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

         10.3 Employment Agreement dated as of November 3, 1999 between United Petroleum Corporation and Carlos Bared (filed as
                  Exhibit 99.7 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

         10.4 Stockholders' Agreement dated as of November 3, 1999 by and among United Petroleum Corporation, Infinity Investors Limited, Fairway Capital Limited, Seacrest Capital Limited, and Joe Bared and Miriam Bared (filed as Exhibit 99.8 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

         10.5 Management Agreement dated as of November 12, 1999 between United Petroleum Group, Inc. and Farm Stores Grocery, Inc. (filed as Exhibit 99.9 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

         10.6 Consignment Agreement dated as of November 3, 1999 between F.S. Management, LLC and United Petroleum Group, Inc. (filed herewith)

         10.7 Loan Agreement dated November 9, 1999 among United Petroleum Corporation, United Petroleum Group, Inc., F.S. Convenience Stores, Inc., et al., as Borrowers, and Hamilton Bank, N.A., as Lender (filed as Exhibit 99.10 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

         10.8 Client Service Agreement dated May 5, 2000 between the Company and Oasis Outsourcing, Inc. (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 4, 2000 filed on July 19, 2000, and incorporated herein by reference)

         10.9 Secured Promissory Note dated August 11, 2000 made by United Petroleum Group, Inc. in favor of Jose P. Bared and Infinity Investors Limited (filed herewith)

         10.10 Security Agreement dated August 11, 2000 made by United Petroleum Group, Inc. in favor of Jose P. Bared and Infinity Investors Limited (filed herewith)

         10.11 Inter-creditor Agreement dated August 11, 2001 between Hamilton Bank, N.A., Jose P. Bored and Infinity Infinity Investors Limited (filed herewith)

         10.12 2001 stock option plan of United Petroleum Corporation (filed herewith)

         10.13 Non-Qualified stock option agreement dated January 18, 2001 between United Petroleum Corporation and Jorge Cano. (filed herewith)

         10.14 Non-qualified stock option agreement dated January 18, 2001 between United Petroleum Corporation and John MacDonald. (filed herewith)

         10.15 Pledge Agreement dated March 30, 2001 among F.S. Non-Gas Subsidiary, United Petroleum Corporation, United Petroleum Group Inc. and Jose P. Bared and Miriam Bared (filed herewith)

         10.16 Secured Demand Promissory Note dated March 30, 2001 made by United Petroleum Corporation and F.S. Non-Gas Subsidiary, Inc. in favor of Jose P. Bared and Miriam Bared (filed herewith)

         10.17 Termination of Management Agreement dated Jan 14, 2001 between United Petroleum Group, Inc. and Farm Stores Grocery, Inc. (filed herewith)

         10.18 Administrative Services Agreement dated January 8, 2001 between Oasis Outsourcing, Inc. and United Petroleum Group, Inc. (filed herewith)

         10.19 Administrative Services Agreement dated January 8, 2001 between Oasis Outsourcing Inc. and Caliber Systems, Inc. (filed herewith)

         10.20 Distributor Sales Agreement (Branded) dated February 1, 2001 between Exxon Mobil Fuels Marketing Company, a division of Exxon Mobil Corporation and United Petroleum Group, Inc. (filed herewith)

         21       Subsidiaries of the Registrant (filed herewith)

         27       Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               UNITED PETROLEUM CORPORATION
                                               ---------------------------------
                                                        (Registrant)


                                               By: /s/ Joe P. Bared
                                                  ------------------------------
                                                  Joe P. Bared
                                                  Chief Executive Officer and
                                                  Chairman of the Board of
                                                  Directors


                                               By: /s/ Janet Wallace
                                                  ------------------------------
                                                  Principal Accounting Officer


                                               Date: September 27, 2001
                                                    ----------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 2001                    /s/ Joe P. Bared
     ------------------------               ------------------------------------
                                            Chief Executive Officer and
                                            Chairman Of the Board of Directors

Date: September 27, 2001                    /s/ Jorge Cano
     ------------------------               ------------------------------------
                                            President and Director

Date:                                       /s/ Steve Loglisci
     ------------------------               ------------------------------------
                                            Director

Date:                                       /s/ Stuart J. Chasanoff
     ------------------------               ------------------------------------
                                            Director

Date: September 27, 2001                    /s/ L. Grant Peeples
     ------------------------               ------------------------------------
                                            Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Independent Auditors' Report..................................................................... F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets as of September 3, 2000 and August 29, 1999....................... F-3

   Consolidated Statements of Operations for the fiscal years ended
     September 3, 2000, August 29, 1999, and August 30, 1998..................................... F-4

   Consolidated Statement of Stockholders' or Division Equity for the fiscal years ended September 3, 2000, August 29, 1999, and August 30, 1998......................... F-5

   Consolidated Statements of Cash Flows for the fiscal years ended
     September 3, 2000, August 29, 1999 and August 30, 1998...................................... F-6

   Notes to consolidated financial statements.................................................... F-8

INDEPENDENT AUDITORS' REPORT

To the Owners of United Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of United Petroleum Corporation and subsidiaries (the "Company") as of September 3, 2000 and August 29, 1999 and the related consolidated statements of operations, stockholders' or division equity and cash flows for the fifty-three week period ended September 3, 2000 and the fifty-two week periods ended August 29, 1999 and August 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 3, 2000 and August 29, 1999 and the results of its operations and its cash flows for the fifty-three week period ended September 3, 2000, and the fifty-two week periods ended August 29, 1999 and August 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations and its working capital deficiency discussed in Note 3 raise substantial doubt about the Company's ability to continue as a going concern. Managements plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida
December 18, 2000
(February 1, 2001 as to Note 13)

UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 3, 2000 AND AUGUST 29, 1999
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

ASSETS                                                              2000           1999
                                                                  --------       --------
Cash and cash equivalents                                         $  1,226       $     38
Accounts receivable - net of allowance
  for doubtful accounts of $65 in 2000 and 1999                      1,205            762
Receivable from affiliated company                                     159             --
Inventories                                                          4,685          3,826
Other current assets                                                   481            483
                                                                  --------       --------
                Total current assets                                 7,756          5,109

Property, plant and equipment, net                                  15,229          3,794
Goodwill and other intangible assets                                20,982             --
Investment in Farm Stores Grocery, Inc.                                251             11
Deferred loan costs, net                                             1,103             54
Other assets                                                           169             35
                                                                  --------       --------
                                                                  $ 45,490       $  9,003
                                                                  ========       ========
LIABILITIES AND EQUITY
Accounts payable                                                  $ 10,592       $  4,972
Accrued expenses                                                     1,893          1,674
Accrued preferred stock dividends                                      169             --
Due to stockholders                                                  2,177             --
Current portion of long-term debt                                   22,980             94
                                                                  --------       --------
                Total current liabilities                           37,811          6,740

Long-term debt, net of current portion                                 764            106
Other long-term liabilities                                            353            224
                                                                  --------       --------
                Total liabilities                                   38,928          7,070
                                                                  --------       --------

Commitments and contingencies (Notes 8 and 9)

Stockholders' or division equity
  Preferred stock, Series A, 9%, $.01 par value, 300,000
    shares authorized, 148,492 shares issued and outstanding             2             --
    (liquidation value of $14,849,200)
  Common stock, $.01 par value, 10,000,000 shares authorized
    5,000,000 shares issued and outstanding                             50             --
Additional paid-in capital                                          14,183             --
Accumulated deficit                                                 (7,673)            --
Division equity                                                         --          1,933
                                                                  --------       --------
                 Total stockholders' or division equity              6,562          1,933

                                                                  --------       --------
                                                                  $ 45,490       $  9,003
                                                                  ========       ========


The accompanying notes are an integral part of these financial statements.

UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FIFTY-THREE WEEK PERIOD ENDED SEPTEMBER 3, 2000, AND FIFTY-TWO WEEK
PERIODS ENDED AUGUST 29, 1999 AND AUGUST 30, 1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                      2000            1999            1998
                                                   ---------       ---------       ---------
Sales                                              $ 132,806       $ 108,514       $ 117,369

Cost of Sales                                        106,196          82,351          89,879
                                                   ---------       ---------       ---------

           Gross profit                               26,610          26,163          27,490
                                                   ---------       ---------       ---------

Store operating expenses                              22,119          21,238          21,124
General and administrative expenses, net               6,212           4,984           4,881
Depreciation and amortization expense                  1,856             490             494
Loss on impairment of fixed assets                     1,400              --              --
                                                   ---------       ---------       ---------

           Total                                      31,587          26,712          26,499
                                                   ---------       ---------       ---------

           Operating profit (loss)                    (4,977)           (549)            991

Interest expense, including amortization of
     deferred loan costs of $215 in 2000              (2,283)            (23)            (33)
Interest income                                           34              15              66
Other income, net                                        142             113              63
Equity in earnings (loss) of FSG                          23             (32)              7
Gain (loss) on disposal of fixed assets                   46               1              48
                                                   ---------       ---------       ---------

Net income (loss)                                     (7,015)      $    (475)      $   1,142
                                                                   =========       =========
Preferred stock dividends                             (1,018)
                                                   ---------
Net loss attributable to common stockholders       $  (8,033)
                                                   =========

Earnings (loss) per share
  Basic and diluted earnings (loss) per share      $   (1.61)
  Weighted average number of shares -
     basic and diluted                                 5,000

Proforma income taxes for predecessor businesses
     held in partnership from (unaudited):
  Net income (loss) above                                 --       $    (475)      $   1,142
  Income taxes (benefit)                                  --            (181)            434
                                                   ---------       ---------       ---------
  Net income (loss), proforma                             --       $    (294)            708
                                                   =========       =========       =========


The accompanying notes are an integral part of these financial statements.

UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' OR DIVISION EQUITY
FIFTY-THREE WEEK PERIOD ENDED SEPTEMBER 3, 2000 AND FIFTY-TWO WEEK PERIODS ENDED AUGUST 29, 1999 AND AUGUST 30, 1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                             Series A Preferred Stock              Common Stock
                                                            --------------------------      ---------------------------
                                                              Shares          Amount          Shares           Amount
                                                            ----------      ----------      ----------       ----------
Balance at August 31, 1997                                  $       --      $       --      $       --       $       --
Net income                                                          --              --              --               --
                                                            ----------      ----------      ----------       ----------
Balance at August 30, 1998                                          --              --              --               --
Net loss                                                            --              --              --               --
                                                            ----------      ----------      ----------       ----------
Balance at August 29, 1999                                          --              --              --               --
Net loss from August 30, 1999
  to November 11, 1999                                              --              --              --               --
Reorganization of FSCI prior to merger with UPG                     --              --          10,000               10
                                                            ----------      ----------      ----------       ----------
Balance at November 11, 1999 prior to merger with UPG               --              --          10,000               10
Cash distribution to FSCI owner                                     --              --         (10,000)             (10)
Issuance of stocks to FSCI owner                                70,000               1       2,400,000               24
Issuance of stocks to UPC owners and creditors                  70,000               1       2,600,000               26
Dividends declared: Series A preferred stock at 9%                  --              --              --               --
Dividends paid in kind: Series A preferred stock at 9%           8,492               0              --               --
Net loss from November 12, 1999 to September 3, 2000                --              --              --               --
                                                            ----------      ----------      ----------       ----------
Balance at September 3, 2000                                   148,492      $        2       5,000,000       $       50
                                                            ==========      ==========      ==========       ==========

                                                            Additional                                          Total
                                                             Paid-in        Accumulated      Division       Stockholders'
                                                             Capital          Deficit         Equity           Equity
                                                            ----------      -----------     ----------      -------------
Balance at August 31,1997                                   $       --      $       --      $    1,266       $    1,266
Net income                                                          --              --           1,142            1,142
                                                            ----------      ----------      ----------       ----------
Balance at August 30, 1998                                          --              --           2,408            2,408
Net loss                                                            --              --            (475)            (475)
                                                            ----------      ----------      ----------       ----------
Balance at August 29, 1999                                          --              --           1,933            1,933
Net loss from August 30, 1999
  to November 11, 1999                                              --              --            (600)            (600)
Reorganization of FSCI prior to merger with UPG                    763            (240)         (1,333)            (800)
                                                            ----------      ----------      ----------       ----------
Balance at November 11, 1999 prior to merger with UPG              763            (240)             --              533
Cash distribution to FSCI owner                                 (2,990)             --              --           (3,000)
Issuance of stocks to FSCI owner                                   (25)             --              --               --
Issuance of stocks to UPC owners and creditors                  15,586              --              --           15,613
Dividends declared: Series A preferred stock at 9%                  --          (1,018)             --           (1,018)
Dividends paid in kind: Series A preferred stock at 9%             849              --              --              849
Net loss from November 12, 1999 to September 3, 2000                --          (6,415)             --           (6,415)
                                                            ----------      ----------      ----------       ----------
Balance at September 3, 2000                                $   14,183      $   (7,673)     $       --       $    6,562
                                                            ==========      ==========      ==========       ==========


The accompanying notes are an integral part of these financial statements.

UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIFTY-THREE WEEK PERIOD ENDED SEPTEMBER 3, 2000 AND FIFTY-TWO WEEK
PERIODS ENDED AUGUST 29, 1999 AND AUGUST 30, 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      2000           1999           1998
                                                                    --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ (7,015)      $   (475)      $  1,142
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                    1,856            490            494
      Impairment charge related to
        Calibur equipment                                              1,400             --             --
      Amortization of deferred loan costs                                215             --             --
      Equity in (earnings) loss of FSG                                   (23)            32             (7)
      (Gain) loss on disposal of fixed assets                            (46)            (1)           (48)
      Provision for doubtful accounts                                     --             65             --
      Change in assets and liabilities:
        Accounts receivable                                             (475)           142           (254)
        Receivable from affiliated company                              (159)            --             --
        Inventories                                                     (710)           533            350
        Other current assets                                            (483)           (67)           (87)
        Accounts payable                                               4,673            817           (881)
        Accrued expenses                                                (614)          (135)          (255)
        Other long-term liabilities                                      129           (150)          (259)
                                                                    --------       --------       --------
           Net cash provided by (used in) operating activities        (1,252)         1,251            195
                                                                    --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisitions, net of cash acquired                    (19,935)            --             --
  Purchases of property, plant and equipment                          (1,367)        (1,182)           (93)
  Proceeds from disposal of fixed assets                                 196             38             54
                                                                    --------       --------       --------
           Net cash provided by (used in) investing activities       (21,106)        (1,144)           (39)
                                                                    --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                            23,000             --             --
  Loan costs                                                          (1,249)
  Principal payments on long-term debt                                  (382)          (110)          (154)
  Proceeds from short-term borrowings from stockholders                2,177             --             --
                                                                    --------       --------       --------

           Net cash provided by (used in) financing activities        23,546           (110)          (154)
                                                                    --------       --------       --------

  Net increase (decrease) in cash and cash equivalents                 1,188             (3)             2

CASH AND CASH EQUIVALENTS, BEGINNING                                      38             41             39
                                                                    --------       --------       --------

CASH AND CASH EQUIVALENTS, ENDING                                   $  1,226       $     38       $     41
                                                                    ========       ========       ========

UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

FIFTY-THREE WEEK PERIOD ENDED SEPTEMBER 3, 2000 AND FIFTY-TWO WEEK
PERIODS ENDED AUGUST 29, 1999 AND AUGUST 30, 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                              2000     1999      1998
                                                              ----     ----      ----
Supplemental cash flow information:
Cash paid for interest                                      $ 2,004   $    23   $    33
                                                            =======   =======   =======

Supplemental schedule of non-cash investing and financing
  activities:
Accrued dividends on preferred stock                        $   169
                                                            =======

Payment in kind of dividends on preferred stock             $   849
                                                            =======

Preferred and common stocks issued to UPC's pre-merger
  creditors and shareholders                                $15,613
                                                            =======

The accompanying notes are an integral part of these financial statements.

UNITED PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FIFTY-THREE WEEK PERIOD ENDED SEPTEMBER 3, 2000 AND FIFTY-TWO WEEK PERIODS
ENDED AUGUST 29, 1999 AND AUGUST 30, 1998
--------------------------------------------------------------------------------

1.    ORGANIZATION AND BASIS OF PRESENTATION

      On November 12, 1999, United Petroleum Corporation ("UPC") acquired F.S. Convenience Stores, Inc. ("FSCI") by merging FSCI and United Petroleum Group, Inc. ("UPG"), one of UPC's wholly-owned subsidiaries, with UPG being the surviving entity. Even though UPC and its subsidiaries are the surviving entities after this merger, the owner of FSCI received the largest individual common stock ownership percentage of 48%. Accordingly, this transaction is accounted for as a reverse acquisition with UPC and its subsidiaries being the legal acquirer and FSCI being the accounting acquirer. As a result, the accompanying consolidated financial statements for the period from November 12, 1999 to September 3, 2000, include the operations of UPC and its wholly-owned subsidiaries - UPG (including
      FSCI), Calibur Systems, Inc. ("Calibur") and Jackson-United Petroleum Corporation ("Jackson") - and for periods prior to November 12, 1999, only the operations of FSCI and its predecessor businesses. If this transaction had occurred on August 29, 1999 revenues and net loss would not have been substantially different. Therefore, proforma financial information from August 30, 1999 to November 11, 1999 is not disclosed.

      As of September 3, 2000 the Company primarily operated 83 convenience retail stores located in Florida, a majority of which sold gasoline. The stores offer a wide range of products including groceries, dairy products, tobacco products, beverages, general merchandise, health and beauty aids, lottery tickets, money orders and deli products. The Company also operated 6 stores in Tennessee and Georgia that offered car wash services and some convenience store items. Three of the car wash facilities also sold gasoline and one also offered quick lube services.

      The Company is also engaged in activities related to the exploration and development of oil and gas. This energy products division has all of its assets in the United States. The Company owns a seventy-five percent (75%) working interest in sixteen oil and gas wells located in Pennsylvania and also has an oil and gas lease covering approximately 26,000 acres of real property located in central Kentucky. There is currently no activity related to the Kentucky property. The 16 oil and gas wells are tended by an unrelated third party for a monthly fee and produce revenues totaling approximately $12,500 per month.

2.    ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

      To effect the reverse acquisition described in Note 1, UPC's pre-merger creditors and shareholders were entitled to receive 2,600,000 shares of UPC common stock, representing a 52% ownership interest, and 70,000 shares of UPC preferred stock, representing a 50% interest, with a total fair market value of $15,613,000, and UPC issued 2,400,000 shares of UPC common stock, representing a 48% ownership interest, and 70,000 shares of UPC preferred stock, representing a 50% interest, to the owner of FSCI. In addition, UPC distributed cash of $3,000,000 to the owner of FSCI, which amount has been treated as a dividend distribution in the accompanying statement of stockholders' equity. Since FSCI is the accounting acquirer, the issuance of the common and preferred stocks to FSCI had no impact on UPC's stockholders' equity because the assets and liabilities of FSCI were recorded at historical cost. The assets and liabilities of UPC and its wholly-owned subsidiaries, the legal acquirer, were recorded at the fair market value of the common and preferred stocks issued under the purchase method of accounting. Accordingly, as of November 12, 1999, the purchase price was allocated to the assets and liabilities of UPC and its wholly-owned subsidiaries as follows (in thousands):

          Working capital deficiency              $   (994)
          Property, plant and equipment             11,503
          Long-term assets                              11
          Goodwill                                   6,440
          Long-term liabilities                       (756)
                                                  --------
               Total                                16,204

          Professional fees incurred
            by the Company in connection
            with the merger                           (591)
                                                  --------
          Purchase price allocated as of
            November 12, 1999                       15,613
                                                  ========

      The predecessor businesses to FSCI were the Farm Stores Walk-In Division ("FSWD"), which consisted of the assets including $15,411,000,000 of goodwill, liabilities and operations of the traditional walk-in convenience stores owned and operated by two partnerships having common ownership. In addition, prior to the reverse acquisition, FSCI's subsidiary owned a 10% interest in Farm Stores Grocery, Inc., a Delaware corporation which operates a drive-thru specialty retail business in Florida. In the accompanying consolidated financial statements, the net worth of FSWD prior to the formation of FSCI is shown as division equity.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CORPORATE CONSOLIDATION - The accompanying financial statements include the accounts of United Petroleum Corporation and its subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated.

      GOING CONCERN - The accompanying 2000 financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended September 3, 2000, the Company incurred a net loss of approximately $7.1 million and, as of that date, the Company's current liabilities exceeded its current assets by approximately $30.1 million. As described in Note 6, the Company was not in compliance with several provisions of its term loan and revolving line of credit agreements; therefore the entire outstanding amount of this debt of approximately $23 million is classified as current in the Company's balance sheet at September 3, 2000. The Company plans to address these circumstances by seeking additional financing and substantially retrenching its operations, including selling certain stores and reducing its general and administrative expenses. This reduction in general and administrative expenses has left the Company unable to perform under its management agreement with FSG and therefore the Company will seek to terminate this agreement (see Notes 13). The Company's future success will depend on its ability to raise additional capital, restructure its operations, and improve its cash flow, and there can be no assurance that the measures the Company takes will adequately address the Company's financial difficulties. If the Company is unable to reach satisfactory arrangements regarding its primary institutional financing and substantially increase its cash flow, the Company may be forced to sell or cease its operations or reorganize.

      FISCAL YEAR - The Company operates on a fifty-two/fifty-three week period ending on the Sunday nearest August 31. There were 53 weeks included in the fiscal year ended September 3, 2000 and 52 weeks included in the fiscal years ended August 29, 1999 and August 30, 1998.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      GOODWILL - Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over 20 years. Accumulated amortization of goodwill amounted to $868,685 at September 3, 2000.

      PREFERRED STOCK - Each share of preferred stock carries a dividend rate of 9%. The dividends are cumulative and payable quarterly in cash or, at UPC's option, in additional shares of preferred stock. Each share of preferred stock has a liquidation preference over UPC's common stock in the amount of $100 (plus cumulative unpaid dividends thereon), payable out of net proceeds (after payments to all creditors but before payments in respect of UPC's common stock) from any liquidation or sale of the Company's assets. The holders of preferred stock have no voting rights, except in the event that dividends remain unpaid and in arrears for a total of eight consecutive quarters, in which event the holders of preferred stock, as a class, have the right to elect two additional directors to UPC's Board.

      REVENUE RECOGNITION - Revenues are recognized when earned, which is at the time of sale. In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC's views on the application of generally accepted accounting principles to revenue recognition. The Company has reviewed SAB No. 101 and believes that it is in compliance with the SEC's interpretation of revenue recognition.

      EXPENSES - Store operating expenses include expenses such as personnel and occupancy costs directly related to the stores. General and administrative expenses include retail supervision expenses and are shown net of the management fee charged to Farm Stores Grocery, Inc. ("FSG") (see Note 4). For fiscal years ended August 29, 1999 and August 30, 1998, general and administrative expenses include retail supervision specifically attributed to FSCI as well as an allocation of the Farm Stores Partnerships' combined corporate overhead expenses such as finance, information systems, marketing and senior management. The allocation was based on various factors including sales volume, inventory levels and personnel and store counts. In the opinion of management, the allocations are reasonable and reflect all costs of doing business. However, such allocated expenses are not necessarily indicative of the level of expenses that might have been incurred if FSCI had been operating as a separate entity.

      INCOME TAXES - The Company accounts for income taxes pursuant to the asset and liability method which requires that deferred income tax assets and liabilities be computed annually for differences between the financial statement carrying values and the tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

      For fiscal years ended August 29, 1999 and August 30, 1998, the operations for which the data is presented were held in partnership form. The proforma income tax effects related to the operations of the predecessor business while held in partnership form are presented on the face of the consolidated statement of operations.

      EARNINGS (LOSS) PER SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS") which requires the presentation of "basic" and, if appropriate, "diluted" earnings per common share. Earnings per share for the fiscal years ended August 29, 1999 and August 30, 1998 were not presented in the accompanying consolidated statements of operations because the operations for which the data is presented were held in partnership form.

      CASH AND CASH EQUIVALENTS - Highly liquid interest-bearing investments with original maturities of three months or less are considered cash and cash equivalents. In fiscal years ended August 29, 1999 and August 30, 1998, FSCI was part of a centralized cash management system and the interest income generated by such system was allocated to FSCI on a prorata basis.

      INVENTORIES - Inventories, which consist solely of finished goods, are stated at the lower of cost, as determined on an average cost basis, or market.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost less accumulated depreciation expense. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets. A summary of the assets' estimated useful lives is as follows:

                                                                       ESTIMATED
                                                                      USEFUL LIFE
                                                                      -----------
              Buildings and improvements                             7 - 40 years
              Leasehold improvements                                 3 - 10 years
              Gas and store equipment                                3 - 7 years
              Signs                                                  7 years
              Other                                                  3 - 7 years

      INVESTMENT IN FARM STORES GROCERY, INC. - Investment in Farm Stores Grocery, Inc., commonly referred to as the drive-thru stores, represents a 10% equity interest. The investment is recorded under the equity method.

      LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized when the sum of the undiscounted cash flows estimated to be generated by those assets is less than their carrying value. The Company has reviewed its long-lived assets for recoverability and determined that an impairment charge of $1.4 million was required for the Calibur operating equipment in its six owned locations. This impairment charge for the fiscal year ended September 3, 2000, is included in the accompanying consolidated statement of operations.


      NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on September 3, 2000 to affect its financial statements.

      SEGMENT INFORMATION - The Company primarily operates in one segment, convenience stores, and in one geographic area, Florida. Although the Company operates in other segments, consisting of automotive related services and oil and gas operations, and in other geographic areas (Tennessee and Georgia), the operations of these segments are insignificant to the operations of the Company as a whole, and are therefore not reported on separately.

      RECLASSIFICATIONS - Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used for the current year.

4.    RECEIVABLE FROM AFFILIATED COMPANY

      Receivable from affiliated company at September 3, 2000 represents the balance due from FSG, in which the Company has a 10% equity interest. The amount receivable relates to the management fee that the Company charged FSG for providing general and administrative services to FSG. The fee is based on the number of stores FSG operates in accordance with the management agreement between the Company and FSG. The receivable balance also includes charges by the Company's maintenance department for work performed on FSG's stores, also pursuant to the terms of the management agreement and charges for fuel purchased by UPC on behalf of FSG. See Note 13 for the termination of this management agreement.

5.    PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment, net consists of the following (in thousands):

                                  2000        1999
                                --------    --------
Land                            $  4,120    $    956
Gas and oil properties             2,750          --
Buildings and improvements         5,870         963
Leasehold improvements             1,433       1,058
Gas and store equipment            4,635       2,909
Other assets                         588          73
                                --------    --------
                                  19,396       5,959
Less accumulated depreciation     (4,167)     (2,165)
                                --------    --------

                                $ 15,229    $  3,794
                                ========    ========

      Depreciation expense for the fiscal years ended September 3, 2000, August 29, 1999 and August 30, 1998 was $986,723, $489,981 and $493,656,
      respectively.

6.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                    2000          1999
                                                                                  --------      --------
                                                                                       (in thousands)
Credit Facility with a Bank:
    Mortgage loan of $8,300,000 payable in monthly installments of approximately $20,000 plus interest through October 2004
      based on a 15-year amortization schedule with a balloon
      payment in 2004, bearing interest at prime plus 1.125% or 4%
      plus LIBOR, 10.65% at September 3, 2000                                      $  8,062    $    --

    Term loan payable monthly with payments of $121,146 beginning
      May 2001 based on a 6-year amortization schedule with a balloon payment in 2004, bearing interest at the prime rate plus 3%,
      12.5% at September 3, 2000                                                     10,467          --

    Revolving credit loan payable on or before October 2004, bearing interest at prime plus 1% or 3.875% plus LIBOR, 10.5% at
      September 3, 2000                                                               4,233          --

U.S. Small Business Administration note payable in monthly
  installments of $6,369 including interest at 8% through July 2019                     779          --

U.S. Small Business Administration note payable in monthly
  installments of $1,863 including interest at 8% through July 1999                     151          --

Various notes payable in installments through 2005, bearing interest
  at rates ranging from 8% to 8.96%                                                      52         200
                                                                                   --------    --------

                                                                                     23,744         200
Less: current portion                                                               (22,980)        (94)
                                                                                   --------    --------
Long-term portion                                                                  $    764    $    106
                                                                                   ========    ========

      The mortgage payable, term loan payable and revolving credit facility are with one U.S. financial institution and are secured by substantially all of the Company's assets. As a result of the Company's financial difficulties, the Company cannot comply with the covenants and other provisions of its term loan and revolving line of credit agreements and therefore the entire amount outstanding under this debt is classified as a current obligation on the Company's balance sheet at September 3, 2000. See "Subsequent Developments."

      The U.S. Small Business Administration ("SBA") loans payable are secured by the related property which is leased by a Company subsidiary to an unrelated third party. One of the SBA loans matured in July 1999. The Company expects to be released from these loans by the end of the third quarter of fiscal 2001 in connection with the sale of the related property located in Georgia to the current tenant.

      The mortgage note payable of $99,241 outstanding at August 30, 1999 was satisfied on November 11, 1999 from the proceeds of the loans incurred to finance the Transactions.

      Aggregate maturities of long-term debt for the indicated fiscal years ended are as follows (in thousands):

2001                             $22,980
2002                                  16
2003                                  17
2004                                  19
2005                                  20
Thereafter                           692
                                 -------

Total                            $23,744
                                 =======

      Interest expense during the fiscal years ended September 3, 2000, August 29, 1999, and August 30, 1998 was $2,283,000, $23,000 and $33,000
      including amortization of deferred loan costs of $215,000, $23,000, and $33,000, respectively.

7.    FEDERAL AND STATE INCOME TAXES

The Company incurred a taxable loss for the period from November 12, 1999, to September 3, 2000. For the period from August 30, 1999 to November 11, 1999 and for fiscal years ended August 29, 1999, and August 30, 1998, the accounting acquirer (see Notes 1 and 2) operated in the form of a partnership, which resulted in the taxable income or loss being allocated to its shareholders. As a result, the accompanying consolidated statements of operations do not reflect any income tax provision or benefit.

The reconciliation of the Company's statutory federal tax rate to the effective tax rate for the year ended September 3, 2000, is comprised of the following items (amounts in thousands):


                                                      Rates             Amounts
                                                      -----             -------

Net loss                                              (34.0)%          $ (2,386)
State income taxes, net of federal benefit             (3.9)%              (274)
Change in valuation allowance                          37.0%              2,602
Nondeductible goodwill                                  0.8%                 54
Other nondeductible permanent items                     0.1%                  4
                                                   --------            --------
                                                        0.0%           $      0
                                                   ========            ========



The temporary differences and loss carryforwards that result in deferred tax assets and liabilities are as follows (in thousands):

          Assets:
                   Net operating loss                          $ 6,271
                   Other                                             5
                                                               -------
                       Total deferred tax assets                 6,276
                                                               -------

          Liabilities:
                   Property and equipment                            9
                   Undistributed earnings of domestic
                     affiliates                                      9
                   Intangible assets                                72
                                                               -------
                       Total deferred tax liabilities               90
                                                               -------

          Excess deferred tax assets                             6,186
          Valuation allowance                                   (6,186)
                                                               -------
          Net deferred tax asset                               $     0
                                                               =======

The potential deferred tax asset of $6,186,000 has been fully reserved because management cannot conclude that it is more likely than not that the Company will generate sufficient taxable income to utilize all or a portion of such asset. The Company's net operating loss carryforwards at September 3, 2000, amount to approximately $16.5 million and will fully expire in 2020.

8.    COMMITMENTS

      LEASES

      The Company leases the majority of its retail store locations as well as certain other properties and equipment under operating leases. Future minimum lease payments under such non-cancelable agreements are as follows (in thousands):

2001                             $ 4,138
2002                               3,761
2003                               3,230
2004                               2,663
2005                                 613
Thereafter                           938
                                 -------

Total                            $15,343
                                 =======

      Rent expense for the fiscal years ended September 3, 2000, August 29, 1999, and August 30, 1998 approximated $4,392,309, $4,084,000 and
      $4,154,000, respectively, including $72,564, $67,000, and $53,000, respectively, of contingent rentals based on sales.

      EMPLOYMENT AGREEMENTS

      The Company has employment and compensation agreements with two key officers of the Company. The agreements provide for terms ending November 2, 2002, aggregate base annual pay of $528,000 (with annual increases of at least the greater of 6% or the previous year's increase in the Consumer Price Index), and performance bonuses. The agreements also call for severance payments, under certain circumstances, of 24 months of base annual pay, plus the continuation of certain benefits. Subsequent to year-end, one of the key officers resigned from his position with the Company.

      VELDA AGREEMENT

      The Company entered into a Private Labeling and Supply Agreement with Velda Farms, Inc. dated October 16, 1998, pursuant to which the Company agreed to purchase its requirements for fluid milk, fruit drinks, orange juice, and ice cream from Velda for a term of ten years.

9.    CONTINGENCIES

      In early 1999, Mr. Robert Rankin filed a lawsuit in the United States District Court for the Eastern District of Tennessee, styled Robert Rankin vs. Michael F. Thomas, seeking damages against Mr. Thomas, the Company's former President and Chief Executive Officer, for allegedly breaching an agreement to pay Mr. Rankin a commission for locating capital investors or lenders to the Company in 1994. Mr. Rankin also filed a Proof of Claim against the Company in the U.S. Bankruptcy Court for the District of Delaware in the approximate amount of $483,000, asserting the Company's alleged breach of the same agreement. The Company filed an objection to Mr. Rankin's claim. Upon Mr. Rankin's motion, the Bankruptcy Court entered an order abstaining from hearing the Company's objection, and permitting Mr. Rankin to proceed against the Company in his lawsuit pending against Mr. Thomas in Tennessee. The U.S. District Court for the Eastern District of Tennessee granted Mr. Rankin's motion to permit him to add the Company as a defendant and to amend his complaint. The amended complaint alleges damages against the Company and Mr. Thomas, jointly and severally, in the approximate amount of $483,000, and against Mr. Thomas, individually, in the additional amount of approximately $433,000. On June 28, 2001 this case was settled and the company agreed to pay Mr. Rankin $8,000.

      In late 1999, an affiliate of F.S. Convenience Stores, Inc. (the company with which United Petroleum Group, Inc., the Company's wholly owned subsidiary, merged in November 1999) filed a lawsuit in the Circuit Court for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida styled REWJB Dairy Plant Associates vs. Zenith Insurance Company. That lawsuit seeks an unspecified amount of damages against Zenith, the successor in interest to Riscorp Insurance Company, for improperly administering and managing the plaintiff's workers' compensation insurance plan. Zenith moved to dismiss the complaint, contending that the matter was subject to arbitration, which motion was denied. Zenith has also asserted in a demand letter to the plaintiff and the plaintiff's surety that the plaintiff is indebted to it for approximately $1.8 million of unpaid premiums, and, in June 2000, filed a separate action against the Company's surety in the United States District Court for the Middle District of Florida titled Zenith Insurance Company vs. St. Paul Fire and Marine Insurance Company. That action seeks recovery under a $750,000 surety bond. The surety has tendered the defense of that action to the Company. The Company has filed an answer to the complaint and discovery is ongoing. The Company in the state case, and the surety in the federal case have served various discovery requests upon Zenith which remain outstanding. The Company assumed its allocated portion of this potential workers' compensation liability in connection with the merger of F.S. Convenience Stores, Inc. and United Petroleum Group, Inc., and has recorded a $305,000 liability for it on its books. The Company's payment of its shared portion of any ultimate liability to Zenith will reduce or eliminate that liability, and the liability may have to be increased or adjusted depending on the progress and outcome of this case.

 In May 2000, Murphy Oil USA, Inc. filed a lawsuit in the Circuit Court of the
      Nineteenth Judicial Circuit in and for Okeechobee County, Florida styled Murphy Oil USA, Inc. vs. Farm Stores Grocery, Inc. and Shell Oil Company. The complaint seeks injunctive and declaratory relief for allegedly selling, offering to sell, or advertising the sale of gasoline at two of the Company's stores in Okeechobee County, Florida in alleged violation of the Florida Motor Fuel Marketing Practices Act (the "MFMPA"). Murphy Oil alleges that the gasoline price offered at these locations, when paid for with the Shell MasterCard credit card (which offers a five percent discount on Shell branded gasoline purchases) violates the MFMPA's prohibition against selling gasoline below cost. The Company has filed a motion to dismiss the complaint. Sales of gasoline paid for with a Shell MasterCard credit card at these locations account for approximately 6% of the Company's gasoline sales at these locations. Although the Company, doing business under the fictitious name "Farm Stores", owns and/or operates the two Okeechobee stores, the plaintiff has named Farm Stores Grocery, Inc., and not the Company, as a defendant in the lawsuit. See
      Note 13 for dismissal of this lawsuit.

      The Company is unable to reach a conclusion as to the outcomes of the other two matters mentioned above because of the early stages of such matters. In the ordinary course of business the Company is party to various other actions that the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of those proceedings will not have a material adverse effect upon its future results of operations or financial condition.

10.   RELATED PARTY TRANSACTIONS

      DUE TO STOCKHOLDERS

      At September 3, 2000, Due to Stockholders primarily represents amounts payable to two stockholders under a promissory note dated August 11, 2000. The principal amount including accrued interest is due and payable on November 30, 2000. The entire amount outstanding under this promissory note has been classified as current. The note payable bears interest at the rate selected by the Company on the Company's revolving line of credit. Related interest expense and accrued interest totaling $12,316 is included in accrued expenses in the accompanying consolidated financial statements. Subsequent to year end, the Company received an additional $491,192 from one of the stockholders under the same promissory note. The note is secured by a junior lien on the Company's inventories. Due to Stockholders also includes $173,000 due to one of the stockholders representing income received by the Company for the rental of a portion of the headquarters property to an unrelated third party as well as income received from the operation of the scale located on the headquarters property. As the headquarters property is beneficially owned by the Company's Chief Executive Officer and Chairman of the Board, all income generated on the property is recorded as due to the stockholder. Interest expense is accrued on this amount at the same rate as on the amount due under the promissory note and is included in accrued expenses in the accompanying consolidated financial statements.

      MANAGEMENT AGREEMENT

      The Company is obligated to provide management services to FSG under a Management Agreement between UPG and FSG dated November 12, 1999. The agreement provided for a fixed management fee per store, based on the total number of stores FSG operated within the fiscal year. The management fee income recorded in fiscal 2000 approximated $2,620,000. The balance in the receivable from affiliate at September 3, 2000 relates to fuel purchased by UPC on behalf of FSG. See Note 13 for termination of this agreement.

      LICENSE AGREEMENT

      The Company entered into a License Agreement with FSG dated October 29, 1999, pursuant to which FSG licenses to the Company, on a royalty-free basis, the right to use the trademark "Farm Stores" on its walk-in convenience stores. The term of the license was initially one year, and automatically renews for successive one year terms, until terminated by a party in accordance with the terms of the agreement.

      CONSIGNMENT AGREEMENT

      The Company entered into a Consignment Agreement dated November 3, 1999 with FS Manager's Assets, LLC, pursuant to which the Company accepted a consignment of the computer and telecommunications equipment and the furniture, fixtures and improvements located at the Company's corporate headquarters for the term of the Management Agreement. The Company is currently leasing this equipment from FS Manager's Assets, LLC for $1 per month on a month-to-month basis. FS Manager's Assets, LLC is beneficially owned by the Company's President and Chairman of the Board.

      CORPORATE HEADQUARTERS

      The Company's corporate headquarters in Miami, Florida is located on property beneficially owned by the Company's President and Chairman of the Board. The Company pays all operating expenses relating to the facility, including real property taxes, insurance and utilities totalling approximately $350,000 per year.

11.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The initial recording of the reverse acquisition as of November 12, 1999 described in Notes 1 and 2, overstated goodwill and stockholders' equity by $14,868,000. This incorrect accounting was detected and corrected in the fourth quarter ended September 3, 2000. As a result, the amortization of goodwill and the net loss was overstated by $70,000, $173,000 and $173,000, for each of the quarters ended December 19, 1999, March 12, 2000 and June 4, 2000, respectively. The amounts as originally reported in the interim quarterly financial information and the restated amounts for each of the three quarters are shown below as part of the quarterly financial information for the fiscal year ended September 3, 2000, as follows:

                                    16 Weeks Ended            12 Weeks Ended         12 Weeks Ended                     Fiscal
                                   December 19, 1999          March 12, 2000          June 4, 2000        13 Weeks       Year
                                 ---------------------    ---------------------   --------------------      Ended        Ended
Statement of                     Previously     As        Previously     As       Previously    As       September 3, September 3,
Operations Data                  Reported    Restated     Reported    Restated     Reported   Restated      2000         2000
                                 ----------  ---------    ----------  ---------   ----------  ---------  -----------  -----------
Sales                             $ 33,708    $ 33,708    $ 31,297    $ 31,297    $ 34,067    $ 34,067    $ 33,734    $132,806
Gross Profit                      $  7,481    $  7,481    $  6,247    $  6,247    $  6,688    $  6,688    $  6,194    $ 26,610
Operating Profit (Loss)           $   (741)       (671)   $ (1,019)   $   (846)   $   (197)   $    (24)   $ (3,436)   $ (4,977)
Net Income (Loss)                 $   (985)   $   (915)   $ (1,693)   $ (1,520)   $   (646)   $   (473)   $ (4,107)   $ (7,015)
Net Income (Loss) Attributable
  to Common Stockholders          $ (1,106)   $ (1,036)   $ (1,984)   $ (1,811)   $   (937)   $   (764)   $ (4,422)   $ (8,033)
Basic and Diluted Earnings
  (Loss) per Share                $  (0.22)   $  (0.21)   $  (0.40)   $  (0.36)   $  (0.19)   $  (0.15)   $  (0.88)   $  (1.61)

Goodwill and other intangible assets as well as stockholders' equity were also overstated as a result of the above incorrect accounting. The amounts for goodwill and other intangible assets and for stockholders' equity as of the balance sheet dates for the first three quarters above were reduced by the cumulative effects of the errors, as follows:

                                        December 19, 1999     March 12, 2000        June 4, 2000
                                      -------------------- -------------------  --------------------
                                      Previously    As     Previously    As     Previously    As
                                       Reported  Restated   Reported  Restated  Reported    Restated
                                      ---------  --------- ---------  -------- -----------  ---------
Goodwill and other intangible assets   $36,543   $21,748   $36,120   $21,500    $35,696     $21,252
Stockholders' equity                   $27,301   $12,710   $25,317   $10,899    $24,380     $10,135

      The interim quarterly information for the fiscal year ended August 29, 1999, is summarized as follows:


                                           December 20,  March 14,    June 6,   August 29,
Fiscal year ended August 29, 1999             1998 (a)   1999 (b)    1999 (b)    1999 (b)
-----------------------------------------------------------------------------------------------------
Sales                                      $ 32,828   $ 24,736   $ 26,514    $ 24,437     108,515
Gross Profit                                  8,170      6,356      6,058         (11)     20,573
Operating Profit (Loss)                          36         98        (95)      4,945       4,984
Net Income (Loss)                                99         61         (9)       (183)        (32)

(a) The first quarter of fiscal 1999 encompasses 16 weeks.

(b) Quarter encompasses 12 weeks.

12 INVESTMENT IN FARM STORES GROCERY, INC. - The following represents condensed financial information of Farm Stores Grocery, Inc. ("FSG") which is 10% owned by the Company (in thousands):

Balance Sheet Information:

                                                                                         (Predecessor)
                                                                    September 3, 2000   August 29, 1999
                                                                    -----------------   ---------------
Current assets                                                        $         4,282   $         2,802
Other assets                                                                    5,983             2,530
                                                                      ---------------   ---------------
Total assets                                                          $        10,265   $         5,332
                                                                      ===============   ===============

Current liabilities                                                   $         6,959   $         4,454
Other liabilities                                                                 800               270
Shareholders' or division equity                                                2,506               607
                                                                      ---------------   ---------------
Total liabilities and shareholders' or division equity                $        10,265   $         5,332
                                                                      ===============   ===============

Statement of Operations Information:

                                                                          (Predecessor)
                                               -------------------------------------------------------------------
                            Period from            Period from           Fifty-two Weeks         Fifty-two Weeks
                         November 12, 1999       August 30, 1999             Ended                     Ended
                       to September 3, 2000    to November 11, 1999      August 29, 1999          August 30, 1998
                       --------------------    --------------------     ------------------      ------------------
Net sales                $           57,962      $           16,157     $           69,274      $           68,396
Net income (loss)        $              227      $               94     $             (865)     $              159

13    SUBSEQUENT EVENTS

      Subsequent to year-end, the Company assigned the leases and sold the store equipment of nine convenience stores for a total of $1,020,000. The Company recorded a gain on the sale of these assets in the second quarter of fiscal 2001 totalling $942,606.

      As a result of the financial and other difficulties described in Note 3 under the caption "GOING CONCERN", the Company terminated its management agreement with FSG, effective January 15, 2001.

      On February 1, 2001, Murphy Oil USA, Inc. dismissed its lawsuit against the Company without prejudice (see Note 9).

                          UNITED PETROLEUM CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          Balance at   Charged to              Balance at
                                         beginning of  costs and                 end of
Description                                  year      expenses    Deductions     year
-----------                              ------------  ---------   ----------   --------
Fiscal year ended September 3, 2000
  Accounts receivable allowances           $      65   $      --   $      --   $      65
                                           =========   =========   =========   =========

Fiscal year ended August 29, 1999
  Accounts receivable allowances           $      --   $      65   $      --   $      65
                                           =========   =========   =========   =========

Fiscal year ended August 30, 1998
  Accounts receivable allowances           $      --   $      --   $      --   $      --
                                           =========   =========   =========   =========

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
--------                      -----------
  2.1      Second Amended Plan of Reorganization of United Petroleum
           Corporation dated July 23, 1999 (filed as Exhibit 99.1 to the
           Company's Current Report on Form 8-K (Amendment 1) dated
           November 12, 1999 and filed on December 1, 1999, and
           incorporated herein by reference)

  2.2      Second Amended Disclosure Statement of United Petroleum
           Corporation dated July 23, 1999 (filed as Exhibit 99.2 to the
           Company's Current Report on Form 8-K (Amendment 1) dated
           November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

  2.3      Findings of Fact, Conclusions of Law and Order Confirming
           Amended Plan of Reorganization dated October 7, 1999 (filed as
           Exhibit 99.4 to the Company's Current Report on Form 8-K
           (Amendment 1) dated November 12, 1999 and filed on December 1,
           1999, and incorporated herein by reference)

  2.4 Agreement and Plan of Merger dated September 29, 1999 (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K
           (Amendment 1) dated November 12, 1999 and filed on December 1,
           1999, and incorporated herein by reference)

  3.1      Amended and Restated Certificate of Incorporation of United
           Petroleum Corporation (filed as Exhibit 3(i) to the Company's
           Current Report on Form 8-K (Amendment 1) dated November 12,
           1999 and filed on December 1, 1999, and incorporated herein by reference)

  3.2      Amended and Restated Bylaws of United Petroleum Corporation
           (filed as Exhibit 3(ii) to the Company's Current Report on
           Form 8-K (Amendment 1) dated November 12, 1999 and filed on
           December 1, 1999, and incorporated herein by reference)

  4 Certificate of Designation - Class A 9% Preferred Stock (filed as Exhibit 4 to the Company's Current Report on Form 8-K
           (Amendment 1) dated November 12, 1999 and filed on December 1,
           1999, and incorporated herein by reference)

  10.1     License Agreement dated as of November 12, 1999 among Farm
           Stores Grocery, Inc., United Petroleum Corporation and United
           Petroleum Group, Inc. (filed as Exhibit 99.5 to the Company's
           Current Report on Form 8-K (Amendment 1) dated November 12,
           1999 and filed on December 1, 1999, and incorporated herein by reference)

  10.2     Employment Agreement dated as of November 3, 1999 between
           United Petroleum Corporation and Joe P. Bared (filed as
           Exhibit 99.6 to the Company's Current Report on Form 8-K
           (Amendment 1) dated November 12, 1999 and filed on December 1,
           1999, and incorporated herein by reference)

EXHIBIT
NUMBER                        DESCRIPTION
--------                      -----------
  10.3     Employment Agreement dated as of November 3, 1999 between
           United Petroleum Corporation and Carlos Bared (filed as
           Exhibit 99.7 to the Company's Current Report on Form 8-K
           (Amendment 1) dated November 12, 1999 and filed on December 1,
           1999, and incorporated herein by reference)

  10.4 Stockholders' Agreement dated as of November 3, 1999 by and among United Petroleum Corporation, Infinity Investors
           Limited, Fairway Capital Limited, Seacrest Capital Limited, and Joe Bared and Miriam Bared (filed as Exhibit 99.8 to the
           Company's Current Report on Form 8-K (Amendment 1) dated
           November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

  10.5     Management Agreement dated as of November 12, 1999 between
           United Petroleum Group, Inc. and Farm Stores Grocery, Inc.
           (filed as Exhibit 99.9 to the Company's Current Report on Form
           8-K (Amendment 1) dated November 12, 1999 and filed on
           December 1, 1999, and incorporated herein by reference)

  10.6     Consignment Agreement dated as of November 3, 1999 between
           F.S. Management, LLC and United Petroleum Group, Inc. (filed herewith)

  10.7     Loan Agreement dated November 9, 1999 among United Petroleum
           Corporation, United Petroleum Group, Inc., F.S. Convenience
           Stores, Inc., et al., as Borrowers, and Hamilton Bank, N.A., as Lender (filed as Exhibit 99.10 to the Company's Current
           Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

  10.8 Client Service Agreement dated May 5, 2000 between the Company and Oasis Outsourcing, Inc. (filed as Exhibit 10 to the
           Company's Quarterly Report on Form 10-Q for the Quarter Ended
           June 4, 2000 filed on July 19, 2000, and incorporated herein by reference)

  10.9     Secured Promissory Note dated August 11, 2000 made by United
           Petroleum Group, Inc. in favor of Jose P. Bared and Infinity
           Investors Limited (filed herewith)

  10.10    Security Agreement dated August 11, 2000 made by United
           Petroleum Group, Inc. in favor of Jose P. Bared and Infinity
           Investors Limited (filed herewith)

  10.11    Inter-creditor agreement dated August 11, 2001 between Hamilton Bank,
           N.A., Jose P. Bared and Infinity Infinity Investors Limited (Filed herewith)

  10.12 2001 stock option plan of United Petroleum Corporation (filed herewith)


  10.13    Pledge Agreement and Promissory Note dated March 30, 2001 among
           F.S. non-group subsidiary, United Petroleum Corporation, United
           Petroleum Group Inc. and Jose P. Bared and Miriam Bared (filed herewith)

  10.14    Termination of Management Agreement dated January 14, 2001 between
           United Petroleum Group, Inc. and Farm Stores Grocery, Inc. (filed herewith)

  10.15    Administrative Services Agreement dated January 8, 2001 between
           Oasis Outsourcing, Inc. and United Petroleum Group, Inc. (filed herewith)

  10.16    Administrative Services Agreement dated January 8, 2001 between Oasis
           Outsourcing Inc. and Calibur Systems, Inc. (filed herewith)

  10.17    Distributor Sales Agreement (Branded) dated February 1, 2001 between
           Exxon Mobil Fuels Marketing Company, a division of Exxon Mobil
           Corporation and United Petroleum Group, Inc. (filed herewith)

  21       Subsidiaries of the Registrant (filed herewith)
