Form 10-Q
period 2000-12-24
UNITED PETROLEUM CORP
filed 2001-10-11
CIK 82925

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 24, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

Commission file number: 2-38375

                          United Petroleum Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                   13-3103494
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                          Identification No.)

                   5800 N.W. 74th Avenue, Miami, Florida 33166
         --------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (305) 592-5101
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes   X      No
    -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,951,601 shares of voting common stock, par value $.01 per share, and 148,492 shares of preferred stock, Series A, 9%, $.01 par value, as of September 3, 2000.

                          UNITED PETROLEUM CORPORATION

                                      INDEX

PART I FINANCIAL INFORMATION                                                PAGE NO.
                                                                            --------

         ITEM 1. Financial Statements

         Condensed consolidated balance sheets
            December 24, 2000 and September 3, 2000                           4-5

         Condensed consolidated statements of operations
            Sixteen weeks ended December 24, 2000 and December 19, 1999.      6

         Condensed consolidated statements of cash flows
            Sixteen weeks ended December 24, 2000 and December 19, 1999       7-8

         Notes to condensed consolidated financial statements                 9-12

         ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      13-15

PART II OTHER INFORMATION

         ITEM 3. Legal Proceedings                                            15

         ITEM 6. Exhibits and Reports on Form 8-K                             15-16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          UNITED PETROLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                               DECEMBER 24,      SEPTEMBER 3,
                 ASSETS                            2000              2000
                 ------                        ------------      ------------
                                               (Unaudited)             *

Cash and cash equivalents                      $      1,209      $      1,226
Accounts receivable, net of allowances
    of $65 in 2001 and 2000                           1,269             1,205
Receivable from affiliated company                      340               159
Inventories                                           3,942             4,685
Prepaid expenses and other current assets                80               481
                                               ------------      ------------
    Total current assets                              6,840             7,756

Property and equipment, net                          15,139            15,229
Goodwill and other intangible assets                 20,635            20,982
Investment in Farm Stores Grocery, Inc.                 244               251
Deferred financing costs                              1,022             1,103
Other assets                                             74               169
                                               ------------      ------------
                                               $     43,954      $     45,490
                                               ============      ============

(continued on page 5)

                          UNITED PETROLEUM CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                                   DECEMBER 24,       SEPTEMBER 3,
           LIABILITIES AND STOCKHOLDERS' EQUITY                        2000               2000
           ------------------------------------                    ------------       ------------
                                                                    (Unaudited)             *

Current liabilities
   Accounts payable                                                      10,736             10,592
   Accrued expenses                                                       2,491              1,893
   Accrued preferred stock dividends                                        590                169
   Due to stockholders                                                    2,720              2,177
   Current portion of long-term debt                                     22,884             22,980
                                                                   ------------       ------------
   Total current liabilities                                             39,421             37,811

Long-term debt, net of current portion                                      765                764
Other long-term liabilities                                                 350                353
                                                                   ------------       ------------
   Total liabilities                                                     40,536             38,928

Stockholders' equity
   Preferred stock, Series A, 9%, $.01 par value, 300,000
     shares authorized, 148,492 shares issued and outstanding                 2                  2
   Common stock, $.01 par value, 10,000,000 shares
     authorized, 4,951,601 shares issued and outstanding                     50                 50
   Additional paid-in capital                                            14,183             14,183
   Accumulated deficit                                                  (10,817)            (7,673)
                                                                   ------------       ------------
   Total stockholders' equity                                             3,418              6,562
                                                                   ------------       ------------
                                                                   $     43,954       $     45,490
                                                                   ============       ============

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UNITED PETROLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               SIXTEEN WEEKS ENDED
                                                         -------------------------------
                                                         DECEMBER 24,       DECEMBER 19,
                                                             2000              1999
                                                         ------------       ------------
Sales                                                    $     38,216       $     33,708
Cost of sales                                                  31,230             26,227
                                                         ------------       ------------

Gross profit                                                    6,986              7,481

Operating expenses:
  Store operating expenses                                      6,320              6,262
  Depreciation and amortization                                   610                326
  General & administrative expenses                             1,937              1,564
                                                         ------------       ------------

Total                                                           8,867              8,152
                                                         ------------       ------------

Income (loss) from operations                                  (1,881)              (671)

Other income (expense):
  Interest expense                                               (949)              (290)
  Interest income                                                   3                 26
  Other income                                                    100                 19
  Equity in earnings (loss) of FSGI                                (8)                14
  Gain (loss) from disposition of properties                       12                (13)
                                                         ------------       ------------

Net income (loss)                                              (2,723)              (915)

Preferred stock dividends                                        (421)              (121)
                                                         ------------       ------------

Net income (loss) applicable to common stockholders      $     (3,144)      $     (1,036)
                                                         ============       ============

Earnings (loss) per share
  Basic earnings (loss) per share                        $      (0.63)      $      (0.21)
  Weighted average number of shares                             4,952              4,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UNITED PETROLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         SIXTEEN WEEKS ENDED
                                                                   -------------------------------
                                                                   DECEMBER 24,       DECEMBER 19,
                                                                       2000               1999
                                                                   ------------       ------------

Cash flows from operating activities:
  Net income (loss)                                                $     (2,723)      $       (915)
  Adjustments for non-cash items:
      Depreciation and amortization                                         609                326
      Amortization of deferred loan costs                                    81
      Equity in (earnings) loss in FSG                                        7                (14)
      Loss (gain) on disposal of fixed assets                               (12)                13
      Change in assets and liabilities:
          Accounts receivable                                               (64)              (667)
          Receivable from affiliated company                               (181)
          Inventories                                                       743               (410)
          Prepaid expenses                                                  401                 57
          Other assets                                                       95               (337)
          Accounts payable                                                  144              1,720
          Accrued expenses                                                  598               (212)
          Other long-term liabilities                                        (3)              (218)
                                                                   ------------       ------------

           Cash provided by (used in) operating activities                 (305)              (657)
                                                                   ------------       ------------

Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired                                          (19,936)
  Purchases of property, plant and equipment                               (169)              (322)
  Proceeds from disposition of property, plant and equipment                  9                 14
                                                                   ------------       ------------

           Net cash used in investing activities                           (160)           (20,244)
                                                                   ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt, net of loan costs                               21,751
  Principal payments on long-term debt                                      (95)              (173)
  Proceeds from short-term borrowings from stockholders                     543
                                                                   ------------       ------------

           Net cash used in financing activities                            448             21,578
                                                                   ------------       ------------

Net increase (decrease) in cash and cash equivalents                        (17)               677

Cash and cash equivalents, beginning                                      1,226                 38
                                                                   ------------       ------------

Cash and cash equivalents, ending                                  $      1,209       $        715
                                                                   ============       ============

(continued on page 8)

                          UNITED PETROLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SIXTEEN WEEKS ENDED
                                                                           ------------------------------
                                                                           DECEMBER 24,      DECEMBER 19,
                                                                               2000              1999
                                                                           ------------      ------------

Supplemental cash flow information:
Cash paid for interest                                                     $        426      $        130
                                                                           ============      ============

Supplemental schedule of non-cash investing and financing activities:
Accrued dividends on preferred stock                                       $        421      $        121
                                                                           ============      ============

Net reorganized value of UPC and preferred and common stock
  issued to UPC's pre-merger shareholders                                                    $     15,613
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

                          UNITED PETROLEUM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements for United Petroleum Corporation (the "Company") have been prepared in accordance with (i) generally accepted accounting principles for interim financial reporting and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

         This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of September 3, 2000, as presented in the Form 10K, filed with Securities and Exchange Commission on September 28, 2001.

         Operating results for the sixteen weeks ended December 24, 2000 are not necessarily indicative of operating results that may be expected for the full fiscal year.

Fiscal Year

         The Company operates on a fifty-two/fifty-three week fiscal year ending on the Sunday nearest August 31. The accompanying financial statements include operations for the first quarter ended December 24, 2000 and December 19, 1999, each encompassing a total of sixteen weeks.

Earnings (loss) per Share

         The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS") which requires the presentation of "basic" and, if appropriate, "diluted" earnings per common share. Diluted earnings per share have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the sixteen weeks ended December 24, 2000 and accordingly, the assumed effects of the conversion of all of the Company's preferred stock would have been anti-dilutive.

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

2. Significant Events

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

On January 17, 2001, Carlos E. Bared resigned as a director of United Petroleum Corporation. (filed herewith)

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

On January 31, 2001, Clark K. Hunt resigned as a director of United Petroleum Corporation. (filed herewith)

From January 23, 2001 to March 9, 2001 the Company sold nine of its under-performing store locations (8 non-gas and one gas store) in a series of transactions, to Valencia Food Stores. The total sale proceeds, approximately $1,020,000, were paid to reduce the Company's primary institutional indebtedness. Although these stores' aggregate annual sales amounted to approximately $5,000,000, they did not make a significant contribution to the Company's operating profits or cash flow. Additionally, during the period from October 1, 2000 to March 1, 2001, due to their low profitability and high administrative expenses, the Company closed one of its stores in Florida and reached agreements to lease three of its Calibur store locations to other operators.

On February 1, 2001, Murphy Oil USA, Inc. dismissed its lawsuit against the Company without prejudice.

On February 8, 2001, the Company entered into a fuel marketing agreement with a major fuel retailer to re-brand as many as 23 of its gasoline store locations.

In March, 2001, the Company's real and personal property tax obligations came due. Certain of these payments are due under the Company's store leases and their non-payment could default those leases and terminate the Company's operations at the stores. To prevent this catastrophic result, the Company sought financing from its primary institutional lender, and then following that lender's denial, from its principal stockholders, Infinity and Mr. and Mrs. Bared. Ultimately, only Mr. and Mrs. Bared elected to provide this financing, in the form of a loan of up to $600,000 of which $583,000 was funded, secured by a first lien on the Company's 100,000 shares of common stock of FSG. The Company's primary institutional lender released its pledge on these shares in order to permit this loan to be so secured. The loan is presently in default, and no payments of principal or interest have been made thereunder.

On May 3, 2001 TransMontaigne Inc, a supplier of gasoline and diesel fuel to the Company, stopped delivering fuel to the Company because it was unable to provide financial statements that met their requirements.

On June 28, 2001 the case styled Robert Rankin vs Michael F. Thomas and United Petroleum was settled and the Company agreed to pay Mr. Rankin $8,000.

On July 25, 2001 Coastal Refining & Marketing, a supplier of gasoline and diesel fuel to the Company, stopped delivering fuel to the Company claiming that the Company was unable to provide financial statements that met their requirements.

On August 31, 2001 First Data Company revoked its money order system agreement because UPG was unable to provide financial statements that met their requirements. First Data Company provided the Company with the Western Union brand system of dispensing money orders. The Company is seeking to renew or replace its agreement with First Data or another supplier of money orders, but no such arrangements have been concluded.

On September 11, 2001 Pepsi Cola stopped servicing Company locations. Since June 1, 2001 the Company had been purchasing Pepsi branded products under a payment arrangement to reduce outstanding balances owed to Pepsi Cola.

The Company has a $23 million credit facility with a bank. This facility provides credit in the form of a $10,467,000 term loan, an $8,300,000 mortgage loan and a $4,233,000 revolving line of credit, and matures on October 30, 2004. Effective October, 2000, the Company went into payment default under these loans, and in September, 2001, the bank accelerated the maturity of these loans, and they are therefore classified as short term liabilities on the balance sheet.

The Company is party to a license agreement with FSG, providing for its use of the "Farm Stores" trademark on its stores and certain products sold in the stores. On September 28, 2001, FSG notified the Company of its termination of the License Agreement, and on October 3, 2001, FSG commenced a lawsuit in Federal Court to enforce such termination. The Company disputes the termination, and intends to defend the lawsuit; however, the Company is actively pursuing a settlement of this matter.

On October 5, 2001, Stuart Chasanoff resigned as a director of United Petroleum Corporation. (filed herewith)

On October 8, 2001, L. Grant ("Jack") Peeples resigned as a director of United Petroleum Corporation. (filed herewith)

3. Receivable from Affiliated Company

Receivable from affiliated company at December 24, 2000 represents the balance due from Farm Stores Grocery, Inc. ("FSG") in which the Company has 100,000 of common stock. The amount receivable relates to the management fee charged to FSG by the Company for providing general and administrative services for FSG. The fee is based on the number of stores FSG operates in accordance with the management agreement between the Company and FSG.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation expectations as to future revenues and profitability, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1955 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

         In the following comparison of the results of operations, the sixteen weeks ended December 24, 2000 and December 19, 1999 are referred to as 2001 and 2000, respectively.

COMPARISON OF THE SIXTEEN WEEKS ENDED DECEMBER 24, 2000 AND DECEMBER 19, 1999

         Revenues and gross profit for 2001 were $38.2 million and $7.0 million, respectively, as compared to $33.7 million and $7.5 million, respectively for 2000. The Company generated a net loss of $3.1 million in 2001, compared to net loss of $1 million in 2000. The effects of the Nov. 12, 1999 transactions (refer to Company's Form 10-K for Fiscal Year ended September 3, 2000) and their financing contributed $1.7 million of the net loss in 2001 as follows: (i) amortization of goodwill and other intangible assets of $347,000 , (ii) interest expense including amortization of deferred loan costs of $949,000, and (iii) accrued preferred dividends totaling $421,000.

         Revenues increased $4.5 million or 13.4% from the prior year. A summary of revenues by source for the comparative sixteen week period is as follows (in thousands):

                     Sixteen Weeks Ended
                  Dec. 24,         Dec. 19,
                    2000             1999
                -----------      -----------
Grocery         $    16,472      $    17,014
Gasoline             21,140           16,354
Other                   604              340
                -----------      -----------
     Total      $    38,216      $    33,708
                ===========      ===========

         Grocery revenues decreased by $542,000 or 3.2%, in 2001 as compared to 2000 due to a reduction in stores from 88 for the 16 weeks ending Dec. 19th, 1999 to 83 stores for the corresponding period ending on Dec. 24th, 2000.

         Gasoline revenues increased $4.8 million in 2001 as compared to 2000. The increase is due to a $0.22 increase in the average retail price per gallon from $1.31 per gallon in 2000 to $1.53 per gallon in 2001, and an increase of
1.4 million gallons sold from 12.5 million gallons in 2000 to 13.8 million gallons in 2001.

         Gross profit decreased by $495,000 in 2001 primarily due to the decrease in the gross profit earned on gasoline sales. The gross profit percentage on gasoline sales was 7.0% in 2001 compared to 9.7% in 2000 as a result of a 19.5% increase in average fuel costs from $1.19 per gallon in 2000 to $1.42 per gallon in 2001.

         Store operating expenses increased by $58,000 in 2001 primarily due to an increase of $178,000 from leases associated with new gasoline dispensing equipment and offset by decreases in repairs and maintenance, workers compensation claim payments and spoilage.

         Depreciation and amortization expense in 2001 includes the amortization of goodwill and other intangible assets of $347,000.

General and administrative expenses increased by $373,000 due to an increase of approximately $209,000 in legal, auditing and consulting fees. Additionally, prior to January 16, 2001 UPG provided management services to FSG under a Management Agreement between UPG and FSG dated November 12, 1999. UPG and FSG terminated the Management Agreement effective January 16, 2001 after company studies showed the Management Agreement was at best cash flow neutral, and more likely, a cash flow drain on the Company. The management agreement was in effect for approximately 16 weeks during the first quarter of 2001, compared to 5-1/2 weeks in the first quarter of 2000.

         The increase in interest expense of $659,000 resulted from the borrowing of $23 million used to finance the acquisition[s].

CREDIT FACILITIES

         The Company has a $23 million credit facility with a bank. This facility provides credit in the form of a $10,467,000 term loan, an $8.3 million mortgage loan and a $4,233,000 revolving line of credit, and matures on October 30, 2004. The term loan bears interest at prime plus 3%, payable monthly with monthly principal payments of $121,146 beginning after the first twelve months. The $8.3 million mortgage loan bears interest at the 180-day libor rate plus 4%, payable monthly at $43,000 plus interest. The $4,233,000 revolving loan bears interest at the 30-day libor rate plus 3.875%, payable monthly and is advanced against the Company's inventory and receivables. The Company is required to comply with various covenants in connection with this facility and borrowings on the revolving line of credit are subject to a borrowing base calculated from the Company's inventory and receivables. In addition, the agreement prohibits the payment of any cash dividends unless approval is obtained from the lender. At December 24, 2000, the Company had used all $4,233,000 under its credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates substantial cash from its operations since most of its revenues are received in cash. For the 16 weeks ended Dec. 24, 2000 the Company used $305,000 in its operating activities, including $426,000 in interest payments toward its credit facilities. In October, 2000, following the Company's unsuccessful attempts to expand its business through acquisitions, and in recognition that the Company's cash flow could no longer support its debt service obligations, the Company ceased making scheduled payments on its primary institutional loan, and that loan went into default.

CAPITAL EXPENDITURES

         In fiscal year 2001, the Company anticipates spending approximately $320,000 for capital expenditures mostly associated with leasehold improvements and store equipment. These capital expenditures will be funded primarily by cash generated from operations.

PART II - OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS.

In 1999, an affiliate of F.S. Convenience Stores, Inc. (the company with which United Petroleum Group, Inc., the Company's wholly owned subsidiary, merged in November 1999) filed a lawsuit against Zenith in the Circuit Court for the Eleventh Judicial Circuit for improperly administering and managing the Plaintiff's workers compensation insurance plan. Zenith has filed a counterclaim and the Plaintiff is actively defending the claim. In June of 2000, Zenith filed a separate action in federal court against the Company's surety, the surety has tendered the defense to the Company and the Company is actively defending the lawsuit.

  The Company is party to a license agreement with FSG, providing for its use of the "Farm Stores" trademark on its stores and certain products sold in the stores. On September 28, 2001, FSG notified the Company of its termination of the License Agreement, and on October 3, 2001, FSG commenced a lawsuit in Federal Court to enforce such termination. The Company disputes the termination, and intends to defend the lawsuit; however, the Company is actively pursuing a settlement of this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

Exhibit
Number                              Description

Exhibit 17.1 On January 17, 2001, Carlos E. Bared resigned as a director of United Petroleum Corporation. (filed herewith)

Exhibit 17.2 On January 31, 2001, Clark K. Hunt resigned as a director of United Petroleum Corporation. (filed herewith)

Exhibit 17.3 On October 5, 2001, Stuart Chasanoff resigned as a director of United Petroleum Corporation. (filed herewith)

Exhibit 17.4 On October 8, 2001, L. Grant ("Jack") Peeples resigned as a director of United Petroleum Corporation. (filed herewith)

Exhibit 10.13 Pledge Agreement and Promissory Note dated March 30, 2001, among F.S. Non-Gas Subsidiary, Inc., United Petroleum Corporation, United Petroleum Group, Inc. and Jose

                  P. Bared and Miriam Bared (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K filed September 28, 2001, and incorporated herein by reference)

Exhibit 10.7 Loan Agreement dated November 9, 1999 among United Petroleum Corporation, United Petroleum Group, Inc., F.S. Convenience Stores, Inc., et al., as Borrowers, and Hamilton Bank, N.A. As Lender (filed as Exhibit 99.10 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

Exhibit 10.1 License Agreement dated as of November 12, 1999 among Farm Stores Grocery, Inc., United Petroleum Corporation, United Petroleum Group, Inc. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNITED PETROLEUM CORPORATION
                                       -----------------------------------------
                                                      (Registrant)


Date: October 11, 2001                 /s/ JOSE P. BARED
                                       -----------------------------------------
                                       Jose P. Bared
                                       Chief Executive Officer and Chairman of
                                       the Board of Directors

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

Exhibit 17.1      On January 17, 2001, Carlos E. Bared resigned as a director of
                  United Petroleum Corporation. (filed herewith)

Exhibit 17.2      On January 31, 2001, Clark K. Hunt resigned as a director of
                  United Petroleum Corporation. (filed herewith)

Exhibit 17.3      On October 5, 2001, Stuart Chasanoff resigned as a director of
                  United Petroleum Corporation. (filed herewith)

Exhibit 17.4 On October 8, 2001, L. Grant ("Jack") Peeples resigned as a director of United Petroleum Corporation. (filed herewith)

Exhibit 10.13 Pledge Agreement and Promissory Note dated March 30, 2001, among F.S. Non-Gas Subsidiary, Inc., United Petroleum
                  Corporation, United Petroleum Group, Inc. and Jose P. Bared and Miriam Bared (filed as Exhibit 10.13 to the Company's
                  Annual Report on Form 10-K filed September 28, 2001 , and incorporated herein by reference)

Exhibit 10.7      Loan Agreement dated November 9, 1999 among United Petroleum
                  Corporation, United Petroleum Group, Inc., F.S. Convenience
                  Stores, Inc., et al., as Borrowers, and Hamilton Bank, N.A.
                  As Lender (filed as Exhibit 99.10 to the Company's Current
                  Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

Exhibit 10.1      Licence Agreement dated as of November 12, 1999 among Farm
                  Stores Grocery, Inc., United Petroleum Corporation, United
                  Petroleum Group, Inc. (filed as Exhibit 99.5 to the Company's
                  Current Report on Form 8-K (Amendment 1) dated November 12,
                  1999 and filed on December 1, 1999, and incorporated herein by reference)