Form 10-Q
period 2001-03-18
UNITED PETROLEUM CORP
filed 2001-10-11
CIK 82925

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 18, 2001

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


                   5800 N.W. 74th Avenue, Miami, Florida 33166
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (305) 592-5101
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,951,601 shares of voting common stock, par value $.01 per share, and 148,492 shares of preferred stock, Series A, 9%, $.01 par value, as of March 18, 2001.

                          UNITED PETROLEUM CORPORATION

                                      INDEX


PART I   FINANCIAL INFORMATION                                                                         PAGE NO.
                                                                                                       --------
         ITEM 1. Financial Statements

         Condensed consolidated balance sheets
            March 13, 2001 and September 3, 2000                                                        4-5

         Condensed consolidated statements of operations -
            Twelve and twenty-eight weeks ended March 18, 2001 and March 12, 2000                       6

         Condensed consolidated statements of cash flows -
            Twenty-eight weeks ended March 18, 2001 and March 12, 2000                                  7-8

         Notes to condensed consolidated financial statements                                           9-10

         ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                                12-14


PART II   OTHER INFORMATION

         ITEM 3.  Legal Proceedings                                                                     15-16

         ITEM 6.  Exhibits and Reports on Form 8-K                                                      16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        UNITED PETROLEUM CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                                MARCH 18,    SEPTEMBER 3,
                                                                  2001          2000
                                                               -----------   ------------
                                                               (Unaudited)        *
                                ASSETS

            Cash and cash equivalents                           $    793      $  1,226
            Accounts receivable, net of allowances
                  of $65 in 2001 and 2000                          1,492         1,205
            Receivable from/(payable) to affiliated company          (48)          159
            Inventories                                            3,391         4,685
            Prepaid expenses and other current assets                321           481
                                                                --------      --------
                  Total current assets                             5,949         7,756

            Property and equipment, net                           14,951        15,229
            Goodwill and other intangible assets                  20,383        20,982
            Investment in Farm Stores Grocery, Inc.                  235           251
            Deferred financing costs                                 960         1,103
            Other assets                                              80           169
                                                                --------      --------
                                                                $ 42,558      $ 45,490
                                                                ========      ========


(continued on page 5)

                  UNITED PETROLEUM CORPORATION
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                         (IN THOUSANDS)

                                                                       MARCH 18,     SEPTEMBER 3,
                                                                         2001           2000
                                                                      -----------    ------------
                                                                      (Unaudited)        *
                         LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities
         Accounts payable                                               $ 10,317      $ 10,592
         Accrued expenses                                                  2,814         1,893
         Accrued preferred stock dividends                                   897           169
         Due to stockholders                                               2,767         2,177
         Current portion of long-term debt                                21,872        22,980
                                                                        --------      --------
         Total current liabilities                                        38,667        37,811

        Long-term debt, net of current portion                               765           764
        Other long-term liabilities                                          374           353
                                                                        --------      --------
         Total liabilities                                                39,806        38,928

        Stockholders' equity
         Preferred stock, Series A, 9%, $.01 par value, 300,000
           shares authorized, 148,492 shares issued and outstanding            2             2
         Common stock, $.01 par value, 10,000,000 shares
           authorized, 4,951,601 shares issued and outstanding                50            50
         Additional paid-in capital                                       14,183        14,183
         Accumulated deficit                                             (11,483)       (7,673)
                                                                        --------      --------
         Total stockholders' equity                                        2,752         6,562
                                                                        --------      --------
                                                                        $ 42,558      $ 45,490
                                                                        ========      ========

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 MARCH 18,     MARCH 12,     MARCH 18,     MARCH 12,
                                                   2001          2000          2001          2000
Sales                                            $ 29,301      $ 31,297      $ 67,517      $ 65,005
Cost of sales                                      23,936        25,050        55,166        51,277
                                                 --------      --------      --------      --------

Gross profit                                        5,365         6,247        12,351        13,728

Operating expenses:
  Store operating expenses                          4,514         5,281        10,834        11,543
  Depreciation and amortization                       444           508         1,054           834
  General & administrative expenses                 1,100         1,304         3,037         2,868
                                                 --------      --------      --------      --------

Total                                               6,058         7,093        14,925        15,245
                                                 --------      --------      --------      --------

Income (loss) from operations                        (693)         (846)       (2,574)       (1,517)

Other income (expense):
  Interest expense                                   (707)         (632)       (1,656)         (922)
  Interest income                                       6             1             9            27
  Other income                                        109            30           209            49
  Equity in earnings (loss) of FSGI                    (8)          (11)          (16)            3
  Gain (loss) from disposition of properties          935           (62)          947           (75)
                                                 --------      --------      --------      --------

Net income (loss)                                    (358)       (1,520)       (3,081)       (2,435)

Preferred stock dividends                            (308)         (291)         (729)         (412)
                                                 --------      --------      --------      --------

Net income (loss) applicable to
common stockholders                              $   (666)     $ (1,811)     $ (3,810)     $ (2,847)
                                                 ========      ========      ========      ========
Earnings (loss) per share
  Basic earnings (loss) per share                $  (0.13)     $  (0.37)     $  (0.77)     $  (0.57)
  Weighted average number of shares                 4,952         4,952         4,952         4,952


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UNITED PETROLEUM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      TWENTY-EIGHT WEEKS ENDED
                                                                      --------------------------
                                                                      MARCH 18,        MARCH 12,
                                                                        2001             2000
                                                                      ---------        ---------
Cash flows from operating activities:
  Net income (loss)                                                   $ (3,082)        $ (2,435)
  Adjustments for non-cash items:
      Depreciation and amortization                                      1,053              834
      Amortization of deferred loan costs                                  143               87
      Equity in (earnings) loss of FSG                                      16               (3)
      Loss (gain) on disposal of fixed assets                             (947)              75
      Change in assets and liabilities:
          Accounts receivable                                             (287)          (1,459)
          Receivable from affiliated company                               207
          Inventories                                                    1,294             (604)
          Prepaid expenses and other current assets                        160              (46)
          Other assets                                                      89             (449)
          Accounts payable                                                (275)           4,286
          Accrued expenses                                                 921             (421)
          Other long-term liabilities                                       21              (81)
                                                                      --------         --------
          Cash provided by (used in) operating activities                 (687)            (216)
                                                                      --------         --------

Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired                                       (19,936)
  Purchases of property, plant and equipment                              (245)            (567)
  Proceeds from disposition of property, plant and equipment             1,016               18
                                                                      --------         --------

           Net cash used in investing activities                           771          (20,485)
                                                                      --------         --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt, net of loan costs                            21,751
  Principal payments on long-term debt                                  (1,107)            (281)
  Proceeds from short-term borrowings from stockholders                    590
                                                                      --------         --------

           Net cash provided by (used in) financing activities            (517)          21,470
                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents                      (433)             769

Cash and cash equivalents, beginning                                     1,226               38
                                                                      --------         --------

Cash and cash equivalents, ending                                     $    793         $    807
                                                                      ========         ========


(continued on page 8)

                    UNITED PETROLEUM CORPORATION
     Condensed Consolidated Statements of Cash Flows (continued)
                             (Unaudited)
                           (In thousands)

                                                                            Twenty-Eight Weeks Ended
                                                                            ------------------------
                                                                            March 18,      March 12,
                                                                              2001           2000
                                                                            ---------      ---------
Supplemental cash flow information:
Cash paid for interest                                                       $   426        $   735
                                                                             =======        =======

Supplemental schedule of non-cash investing and financing activities:
Accrued dividends on preferred stock                                         $   729        $   412
                                                                             =======        =======

Net reorganized value of UPC and preferred and common stock
   issued to UPC's pre-merger shareholders                                                  $15,613
                                                                                            =======

Preferred and common stock issued to acquire the net assets of
   FSCI                                                                                     $14,950
                                                                                            =======


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

         Operating results for the twenty-eight weeks ended March 18, 2001 are not necessarily indicative of operating results that may be expected for the full fiscal year.

Fiscal Year

         The Company operates on a fifty-two/fifty-three week fiscal year ending on the Sunday nearest August 31. The accompanying financial statements include operations for the first quarter ended December 24, 2000 and December 19, 1999, each encompassing a total of sixteen weeks and the second quarter ended March 18, 2001 and March 12, 2000, each encompassing a total of twelve weeks.

Earnings (loss) per Share

         The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS") which requires the presentation of "basic" and, if appropriate, "diluted" earnings per common share. Diluted earnings per share have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the twelve and twenty-eight weeks ended March 18, 2000 and, accordingly, the assumed effects of the conversion of all of the Company's preferred stock would have been anti-dilutive.

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

On January 17, 2001, the Company issued to L. Grant Peeples, a Director , stock options to purchase 150,000 shares of the Company's common stock at $0.05 per share.

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

On October 5, 2001, Stuart Chasanoff resigned as a director of United Petroleum Corporation. (filed herewith)

On October 8, 2001, L. Grant ("Jack") Peeples resigned as a director of United Petroleum Corporation. (filed herewith)

3. Receivable (Payable) to Affiliated Company

Payable to affiliated company at March 18, 2001 represents the balance due to FSG in which the Company has 100,000 shares of common stock. The amount payable relates to the fee that FSG charged the Company for its share of data management center expenses.


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

         In the following comparison of the results of operations, the twelve and twenty-eight week periods ended March 18, 2001 and March 12, 2000 are referred to as 2001 and 2000, respectively.

COMPARISON OF THE TWELVE WEEKS ENDED MARCH 18, 2001 AND MARCH 12, 2000

         Revenues and gross profit for 2001 were $29.3 million and $5.4 million, respectively, as compared to $31.3 million and $6.2 million, respectively for 2000. The Company generated a net loss of $666,000 in 2001, compared to net loss of $1.8 million in 2000. The effects of the Transactions and their financing contributed $1.3 million of the net loss in 2001 as follows: (i) amortization of goodwill and other intangible assets of $252,000, (ii) interest expense including amortization of deferred loan costs of $707,000, and (iii) accrued preferred dividends totaling $308,000.

         Revenues decreased $2.0 million or 6.4% from the prior year mostly due to the selling and/or closing of 15 under-performing stores. A summary of revenues by source for the comparative twelve week period is as follows (in thousands):

                     Twelve Weeks Ended
                 March 18,       March 12,
                   2001           2000
                 ---------       ---------
Grocery           $11,939        $13,376
Gasoline           16,965         16,954
Other                 397            967
                  -------        -------
     Total        $29,301        $31,297
                  =======        =======

         Grocery revenues decreased by $1.4 million or 10.7%, in 2001 as compared to 2000 due primarily to the selling and/or closing of 15 under-performing stores. Although the sale and closing of the under-performing stores reduced revenues, it did not have a material impact on the results of operations, because these stores had been operating at a loss.

         Gasoline revenues increased $11,000 or 0.1% in 2001 as compared to 2000. The increase is due to a $0.09 increase in the average retail price per gallon from $1.41 per gallon in 2000 to $1.50 per gallon in 2001 coupled with an decrease of 700,000 gallons sold from 12.0 million gallons in 2000 to 11.3 million gallons in 2001.

         Gross profit decreased by $882,000 in 2001 primarily due to the decrease in the grocery gross profit as a result of the selling and/or closing of 15 under-performing stores. The gross profit percentage on gasoline sales was 6.3% in 2001 compared to 6.3% in 2000. Despite the flat gross profit percentage, there was a 6.1% increase in average fuel costs from $1.32 per gallon in 2000 to $1.40 per gallon in 2001.

         Store operating expenses decreased by $767,000 in 2001 primarily due to the implementation of new expense control packages related to payroll, inventory shrink, spoilage and advertising, as well as the sale and closing of under-performing stores. During the same period store equipment lease rental payments increased by $171,000 over the previous year as a result of the new gasoline dispensing equipment installed at 40 store locations.

         Depreciation and amortization expense decreased by $64,000 primarily due to the write-down of property and equipment to fair market value in the Calibur Systems stores.

         General and administrative expenses decreased by $204,000 primarily due to the termination of the Management Agreement between UPG and FSG and reduction in office payroll. The Management Agreement was in effect for approximately three weeks during the second quarter of 2001, and for 12 weeks during the second quarter of 2000. The Agreement was terminated effective January 16, 2001.

         The increase in interest expense of $75,000 resulted from the credit facilities the Company has with its major lender, as well as accrued interest on short-term borrowings from stockholders of $62,000.

COMPARISON OF THE TWENTY-EIGHT WEEKS ENDED MARCH 18, 2001 AND MARCH 12, 2000

         Revenues and gross profit for 2001 were $67.5 million and $12.4 million, respectively, as compared to $65 million and $13.7 million, respectively for 2000. The Company generated a net loss of $3.8 million in 2001, compared to net loss of $2.8 million in 2000. The effects of the Nov. 12, 1999 transactions (refer to Company's Form 10-K for Fiscal Year ended September 3,
2000) and their financing contributed $3.0 million of the net loss in 2001 as follows: (i) amortization of goodwill and other intangible assets of $600,000,
(ii) interest expense including amortization of deferred loan costs of $1.7 million, and (iii) accrued preferred dividends totaling $729,000.

         Revenues increased $2.5 million or 3.9% from the prior year due primarily to the increase in gasoline sales. A summary of revenues by source for the comparative twenty-eight week period is as follows (in thousands):

                 Twenty-eight Weeks Ended
                 March 18,      March 12,
                   2001           2000
                 ---------      ---------
Grocery           $28,411        $30,390
Gasoline           38,105         33,308
Other               1,001          1,307
                  -------        -------
     Total        $67,517        $65,005
                  =======        =======

         Grocery revenues decreased by $2.0 million or 6.5%, in 2001 as compared to 2000 due to the sale of nine under-performing stores and the permanent closing of six under-performing stores. Although the sale/closing of the under-performing stores reduced revenues, it did not have a material impact on the results of operations, because these stores had been operating at a loss.

         Gasoline revenues increased $4.8 million or 14.4% in 2001 as compared to 2000. The increase is due to a $0.13 increase in the average retail price per gallon from $1.38 per gallon in 2000 to $1.51 per gallon in 2001 and an increase of approximately 994,000 gallons sold.

         Gross profit decreased by $1.4 million in 2001 primarily due to the decrease in the grocery gross profit. The gross profit percentage on gasoline sales was 6.7% in 2001 compared to 7.8% in 2000 as a result of a 12% increase in average fuel costs from $1.26 per gallon in 2000 to $1.41 per gallon in 2001.

         Store operating expenses decreased by $709,000 in 2001 primarily due to the implementation of new expense control packages related to payroll, inventory shrink, spoilage, advertising, as well as the sale and closing of under-performing stores. During the same period store equipment lease rental payments increased by $286,000 over the previous year as a result of the new gasoline dispensing equipment installed at 40 store locations.

         Depreciation and amortization expense increased by $220,000 in 2001 primarily due to the increase in amortization of goodwill and other intangible assets of $236,000.

         General and administrative expenses increased $169,000 from 2000 primarily due to the Management Agreement between UPG and FSG. The Management Agreement was in effect for approximately 19 weeks during the 28 weeks ended March 18, 2001, and for approximately 17 weeks during the 28 weeks ended March 12, 2001. Since the termination of the Management Agreement on

January 16, 2001, and subsequent cost-cutting measures implemented, UPG general and administrative expenses have been reduced by approximately $143,000 per period during the quarter ending March 18, 2001.

         The increase in interest expense of $734,000 resulted from the borrowing of $23 million used to finance the Transactions and the amortization of related deferred loan costs of $1.3 million over 5 years and accrued interest of $171,000 on short-term borrowings from stockholders.

CREDIT FACILITIES

         The Company has a $23 million credit facility with a bank. This facility provides credit in the form of a $10,467,000 term loan, an $8,300,000 mortgage loan and a $4,233,000 revolving line of credit, and matures on October 30, 2004. The term loan bears interest at prime plus 3%, payable monthly with monthly principal payments of $121,146 beginning after the first twelve months. The $8.3 million mortgage loan bears interest at the 180-day libor rate plus 4%, payable monthly at $43,000 plus interest. The $4,233,000 revolving loan bears interest at the 30-day libor rate plus 3.875%, payable monthly and is advanced against the Company's inventory and receivables. The Company is required to comply with various covenants in connection with this facility and borrowings on the revolving line of credit are subject to a borrowing base calculated from the Company's inventory and receivables. In addition, the agreement prohibits the payment of any cash dividends unless approval is obtained from the lender. At March 18, 2001, the Company had used all $4,233,000 under its revolving credit facility.


LIQUIDITY AND CAPITAL RESOURCES

For the 28 weeks ended March 18, 2001 the Company used $687,000 in its operating activities, which included $426,000 in interest payments through the end of October, 2000. . The Company's working capital was almost negative $32.7 million at March 18, 2001. Even excluding the Company's institutional loan in default, its working capital was almost negative $10.8 million at that date.


CAPITAL EXPENDITURES

         The Company anticipates spending approximately $320,000 for capital expenditures in 2001, mostly associated with leasehold improvements and store equipment. These capital expenditures will be funded primarily by cash generated from operations. Through March 18, 2001 the Company has spent $245,000 in capital improvements.



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

Exhibit
Number                              Description

Exhibit 17.1 On January 17, 2001, Carlos E. Bared resigned as a director of United Petroleum Corporation (filed herewith)

Exhibit 17.2 On January 31, 2001, Clark K. Hunt resigned as a director of United Petroleum Corporation. (filed herewith)

Exhibit 17.3 On October 5, 2001, Stuart Chasanoff resigned as a director of United Petroleum Corporation. (filed herewith)

Exhibit 17.4 On October 8, 2001, L. Grant ("Jack") Peeples resigned as a director of United Petroleum Corporation. (filed herewith)

Exhibit 10.13 Pledge Agreement and Promissory Note dated March 30, 2001, among F.S. Non-Gas Subsidiary, Inc., United Petroleum Corporation, United Petroleum Group, Inc. and Jose P. Bared and Miriam Bared (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K filed September 28, 2001 , and incorporated herein by reference)

Exhibit 10.7 Loan Agreement dated November 9, 1999 among United Petroleum Corporation, United Petroleum Group, Inc., F.S. Convenience Stores, Inc., et al. , as Borrowers, and Hamilton Bank, N.A. As Lender (filed as Exhibit 99.10 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

Exhibit 10.1 License Agreement dated as of November 12, 1999 among Farm Stores Grocery, Inc., United Petroleum Corporation, United Petroleum Group, Inc. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNITED PETROLEUM CORPORATION
                               -------------------------------------------------
                                                (Registrant)


Date:    October 11, 2001      /s/ JOSE P. BARED
                               -------------------------------------------------
                               Jose P. Bared
                               Chief Executive Officer and Chairman of the Board
                                    of Directors

                                  EXHIBIT INDEX

Exhibit
Number                   Description
-------                  -----------
17.1              On January 17, 2001, Carlos E. Bared resigned as a director of
                  United Petroleum Corporation (filed herewith)

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

10.7              Loan Agreement dated November 9, 1999 among United Petroleum
                  Corporation, United Petroleum Group, Inc., F.S. Convenience
                  Stores, Inc., et al. , as Borrowers, and Hamilton Bank, N.A.
                  As Lender (filed as Exhibit 99.10 to the Company's Current
                  Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

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