Form 10-Q
period 2001-06-10
UNITED PETROLEUM CORP
filed 2001-10-11
CIK 82925

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 10, 2001

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

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

Yes   X      No
    -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,951,601 shares of voting common stock, par value $.01 per share, and 148,492 shares of preferred stock, Series A, 9%, $.01 par value, as of June 10, 2001.

                          UNITED PETROLEUM CORPORATION

                                      INDEX


PART I FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                --------
         ITEM 1. Financial Statements

         Condensed consolidated balance sheets
            June 10, 2001 and September 3, 2000                                  4-5

         Condensed consolidated statements of operations
            Twelve and forty weeks ended June 10, 2001 and June 4, 2000          6

         Condensed consolidated statements of cash flows
            Forty weeks ended June 10, 2001 and June 4, 2000                     7-8

         Notes to condensed consolidated financial statements                    9-11

         ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                         12-15

PART II OTHER INFORMATION

         ITEM 1. Legal Proceedings                                               16

         ITEM 6. Exhibits and Reports on Form 8-K                                16-17


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          UNITED PETROLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        JUNE 10,      SEPTEMBER 3,
                  ASSETS                                  2001            2000
                  ------                               ----------     ------------
                                                       (Unaudited)         *
Current assets:
  Cash and cash equivalents                             $  1,212        $  1,226
  Accounts receivable, net of allowances
     of $65 in 2001 and 2000                               1,376           1,205
  Receivable from/(payable to) affiliated company            (69)            159
  Inventories                                              3,451           4,685
  Prepaid expenses and other current assets                  564             481
                                                        --------        --------
     Total current assets                                  6,534           7,756

  Property and equipment, net                             14,829          15,229
  Goodwill and other intangible assets                    20,131          20,982
  Investment in Farm Stores Grocery, Inc.                    218             251
  Deferred financing costs                                   899           1,103
  Other assets                                               103             169
                                                        --------        --------
                                                        $ 42,714        $ 45,490
                                                        ========        ========

(continued on page 5)

                          UNITED PETROLEUM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    JUNE 10,     SEPTEMBER 3,
     LIABILITIES AND STOCKHOLDERS' EQUITY                             2001           2000
     ------------------------------------                          -----------   ------------
                                                                   (Unaudited)        *
Current liabilities:
  Accounts payable                                                  $ 10,983        $ 10,592
  Accrued expenses                                                     3,390           1,893
  Accrued preferred stock dividends                                    1,205             169
  Due to stockholders                                                  3,055           2,177
  Current portion of long-term debt                                   21,869          22,980
                                                                    --------        --------
  Total current liabilities                                           40,502          37,811

Long-term debt, net of current portion                                   765             764
Other long-term liabilities                                              359             353
                                                                    --------        --------
  Total liabilities                                                   41,626          38,928

Stockholders' equity:
  Preferred stock, Series A, 9%, $.01 par value, 300,000
     shares authorized, 148,492 shares issued and outstanding              2               2
  Common stock, $.01 par value, 10,000,000 shares
     authorized, 4.951,601 shares issued and outstanding                  50              50
  Additional paid-in capital                                          14,183          14,183
  Accumulated deficit                                                (13,147)         (7,673)
                                                                    --------        --------
  Total stockholders' equity                                           1,088           6,562
                                                                    --------        --------
                                                                    $ 42,714        $ 45,490
                                                                    ========        ========

* Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          UNITED PETROLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  ------------------------        ------------------------
                                                    TWELVE WEEKS ENDED               FORTY WEEKS ENDED
                                                  ------------------------        ------------------------
                                                  JUNE 10,        JUNE 4,         JUNE 10,         JUNE 4,
                                                    2001           2000             2001             2000
Sales                                             $ 29,433        $ 34,067        $ 96,950        $ 99,072
Cost of sales                                       24,428          27,379          79,594          78,656
                                                  --------        --------        --------        --------
Gross profit                                         5,005           6,688          17,356          20,416

Operating expenses:
  Store operating expenses                           4,330           5,077          15,164          16,620
  Depreciation and amortization                        438             491           1,492           1,325
  General & administrative expenses(1)                 958           1,144           3,995           4,012
                                                  --------        --------        --------        --------
Total                                                5,726           6,712          20,651          21,957
                                                  --------        --------        --------        --------

Income (loss) from operations                         (721)            (24)         (3,295)         (1,541)

Other income (expense):
  Interest expense                                    (713)           (635)         (2,369)         (1,557)
  Interest income                                        3               3              12              30
  Other income (expense)                                86              48             295              97
  Equity in earnings (loss) of FSG, Inc.               (16)             13             (32)             16
  Gain (loss) from disposition of
     property and equipment                              4             122             951              47
                                                  --------        --------        --------        --------
Net income (loss)                                   (1,357)           (473)         (4,438)         (2,908)

Preferred stock dividends                             (307)           (291)         (1,036)           (703)
                                                  --------        --------        --------        --------
Net income (loss) applicable to
   common stockholders                            $ (1,664)       $   (764)       $ (5,474)       $ (3,611)
                                                  ========        ========        ========        ========

Earnings (loss) per share
  Basic and diluted earnings (loss)/share         $  (0.34)       $  (0.15)       $  (1.11)       $  (0.73)
  Weighted average number of shares                  4,952           4,952           4,952           4,952

See Note 1; the accompanying notes are an integral part of these condensed consolidated financial statements.

                          UNITED PETROLEUM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       FORTY WEEKS ENDED
                                                                    ------------------------
                                                                    JUNE 10,        JUNE 4,
                                                                      2001            2000
                                                                    --------        --------
Cash flows from operating activities:
  Net income (loss)                                                 $ (4,438)       $ (2,908)
  Adjustments for non-cash items:
     Depreciation and amortization                                     1,472           1,325
     Amortization of deferred loan costs                                 204             148
     Equity in (earnings) loss of Farm Stores Grocery, Inc.               33             (16)
     Loss (gain) on disposition of property and equipment               (951)            (47)
     Change in assets and liabilities:
       Accounts receivable                                              (171)           (863)
       Receivable from affiliated company                                228            (204)
       Inventories                                                     1,234            (472)
       Prepaid expenses and other current assets                         (83)           (172)
       Other assets                                                       66            (437)
       Accounts payable                                                  391           3,238
       Accrued expenses                                                1,497            (212)
       Other long-term liabilities                                         6             (93)
                                                                    --------        --------
       Cash provided by (used in) operating activities                  (512)           (713)
                                                                    --------        --------
Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired                                    (19,936)
  Purchases of  property and equipment                                  (286)           (972)
  Proceeds from disposition of property and equipment                  1,016             197
                                                                    --------        --------
       Net cash used in investing activities                             730         (20,711)
                                                                    --------        --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt, net of loan costs                         21,751
  Principal payments on long-term debt                                (1,110)           (297)
  Proceeds from short-term borrowings from stockholders                  878
                                                                    --------        --------
       Net cash provided by (used in) financing activities              (232)         21,454
                                                                    --------        --------
Net increase (decrease) in cash and cash equivalents                     (14)             30
Cash and cash equivalents, at beginning of period                      1,226              38
                                                                    --------        --------
Cash and cash equivalents, at end of period                         $  1,212        $     68
                                                                    --------        --------

(continued on page 8)

                          UNITED PETROLEUM CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      FORTY WEEKS ENDED
                                                                     ---------------------
                                                                     JUNE 10,      JUNE 4,
                                                                       2001          2000
                                                                     --------      -------

Supplemental cash flow information:
Cash paid for interest                                               $   426       $ 1,361
                                                                     =======       =======

Supplemental schedule of non-cash investing and financing
   activities:
Accrued dividends on preferred stock                                 $ 1,036       $   703
                                                                     =======       =======

Preferred and common stock issued to acquire the net assets of
   FSCI                                                                            $14,950
                                                                                   =======
Net reorganized value of UPC and preferred and common stock
   issued to UPC's pre-merger shareholders                                         $15,613
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

Operating results for the forty weeks ended June 10, 2001 are not necessarily indicative of operating results that may be expected for the full fiscal year.

Fiscal Year

The Company operates on a fifty-two/fifty-three week fiscal year ending on the Sunday nearest August 31. The accompanying financial statements include operations for the first quarter ended December 24, 2000 and December 19, 1999, each encompassing a total of sixteen weeks and the second and third quarters, each encompassing a total of twelve weeks.

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

General and Administrative Expense Reporting

General & administrative expenses figures are shown net of the management fees FSG paid the Company in respect of periods after November 12, 1999 and before January 16, 2001, when the Management Agreement terminated. These management fees are not otherwise reflected in the operating statement, as revenues or otherwise. The Management Agreement was in effect for 29.5 of the 40-week period ended June 4, 2000 and 19 weeks of the 40-week period ended June 10, 2001. The Company recorded in a subsequent period approximately $283,000 of General and Administrative expenses that were attributable to the 40 week period ended June 4, 2000. Giving effect to this $283,000, the Company's G&A expenses declined by approximately $300,000 in the current 40-week period.

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

On January 17, 2001, Carlos E. Bared resigned as a director of United Petroleum Corporation. (filed herewith)

On January 17, 2001, the Company granted two of its executives options to purchase 350,000 shares of common stock at an exercise price of $0.05 per share. Fifty percent (50%) of the aggregate shares shall vest and become exercisable on January 18, 2001 and fifty percent (50%) on January 18, 2002 with an expiration of five years from January 18, 2001 or the expiration of 180 days from the date of any termination.

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

On October 5, 2001, Stuart Chasanoff resigned as a director of United Petroleum Corporation. (filed herewith)

On October 8, 2001, L. Grant ("Jack") Peeples resigned as a director of United Petroleum Corporation. (filed herewith)

3. Receivable from (Payable to) Affiliated Company

Payable to affiliated company at June 10, 2001 represents the balance due to FSG, in which the Company has 100,000 shares of common stock. The amount payable relates to the fee that FSG charged the Company for its share of data management center expenses.

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

         In the following comparison of the results of operations, the twelve and forty week periods ended June 10, 2001 and June 4, 2000 are referred to as 2001 and 2000, respectively.

COMPARISON OF THE TWELVE WEEKS ENDED JUNE 10, 2001 AND JUNE 4, 2000

         Revenues and gross profit for 2001 were $29.4 million and $5.0 million, respectively, as compared to $34.1 million and $6.7 million, respectively for 2000. The Company generated a net loss of $1.7 million in 2001, compared to a net loss of $764,000 in 2000. The effects of the Transactions and their financing contributed $1.3 million of the loss as follows: (i) interest expense including amortization of deferred loan costs of $713,000 (ii) amortization of goodwill and other intangible assets of $252,000, and (iii) accrued preferred dividends totaling $307,000.

         Revenues decreased $4.6 million or 13.6% from the prior year mostly due to the sale of nine under-performing stores and the permanent closing of six under-performing stores. A summary of revenues by source for the comparative twelve week period is as follows (in thousands):

                                     Twelve Weeks Ended
                                   June 10,      June 4,
                                     2001          2000
                                   --------      -------
Grocery                             $11,886      $13,855
Gasoline                             17,326       19,467
Other                                   221          745
                                    -------      -------
  Total                             $29,433      $34,067
                                    =======      =======

         Grocery revenues decreased by $2 million or 14.2% in 2001 as compared to 2000 due to the sale of nine under-performing stores and the permanent closing of one under-performing store. Although the closing of the under-performing stores reduces revenues, it does not have a material impact on the results of operations, because these stores had been operating at a loss.

         Gasoline revenues decreased 11% or $2.1 million in 2001 as compared to 2000. The decrease is due to a $0.06 increase in the average retail price per gallon from $1.51 per gallon in 2000 to $1.57 per gallon in 2001, coupled with a decrease of 1.8 million gallons sold from 12.8 million gallons in 2000 to 11 million gallons in 2001. The decline in gasoline volume was also affected by the reduction in the Company's store count. Of the 10 under-performing stores that were sold or closed during 2001, two sold gasoline.

         Gross profit decreased by $1.7 million in 2001 primarily as a result the decrease in the grocery gross profit.

         Store operating expenses decreased by $747,000 in 2001 primarily due to the implementation of new expense control packages related to payroll, inventory shrink, spoilage, and advertising, as well as the sale and closing of under-performing stores. During the same period, store equipment lease rental payments increased by $95,000 over the previous year as a result of the new gasoline dispensing equipment installed at 40 store locations.

         Depreciation and amortization expense decreased $53,000 in 2001 mostly due to the closing of ten stores.

         General and administrative expenses decreased by $186,000 primarily due to various cost-cutting initiatives. The termination of the FSG Management Agreement also allowed for increased savings in General and Administrative expenses. The Management Agreement was not in effect during the 12 weeks ended June 12, 2001 as compared to the 12 weeks during the period ending June 4, 2000. The Agreement was terminated effective January 16, 2001.

         The increase in interest expense of $78,000 resulted from the borrowing of $23 million used to finance the Transactions and the amortization of related deferred loan costs and accrued interest on the short-term borrowings from stockholders of $68,000.

COMPARISON OF THE FORTY WEEKS ENDED JUNE 10, 2001 AND JUNE 4, 2000

         Revenues and gross profit for 2001 were $97 million and $17.4 million, respectively, as compared to $99.1 million and $20.4 million, respectively for 2000. The Company generated a net loss of $5.5 million in 2001, compared to net loss of $3.6 million in 2000. The effects of the Transactions and their financing contributed $4.3 million of the net loss in 2001 as follows: (i) interest expense including amortization of deferred loan costs of $2.4 million,
(ii) amortization of goodwill and other intangible assets of $852,000, and (iii) accrued preferred dividends totaling $1 million

         Revenues decreased $2.1 million or 2.1% from the prior year due to mostly due to the sale of nine under-performing stores and the permanent closing of one under-performing store. A summary of revenues by source for the comparative forty week period is as follows (in thousands):

                                    Forty Weeks Ended
                                 June 10,       June 4,
                                   2001          2000
                                 --------       -------
Grocery                          $ 40,297       $44,245
Gasoline                           55,431        52,775
Other                               1,222         2,052
                                 --------       -------
  Total                          $ 96,950       $99,072
                                 ========       =======

         Grocery revenues decreased by $3.9 million or 8.9%, in 2001 as compared to 2000 due to the sale of nine under-performing stores and the permanent closing of one under-performing store. Although the sale/closing of the 15 under-performing stores reduces revenues, it does not have a material impact on the results of operations, because these stores had been operating at a loss.

         Gasoline revenues increased $2.7 million or 5% in 2001 as compared to 2000. The increase is mostly due to a $0.12 increase in the average retail price per gallon from $1.41 per gallon in 2000 to $1.53 per gallon in 2001, coupled with a decrease of approximately 1.1 million gallons sold. The decline in gasoline volume was also affected by the reduction in the Company's store count. Of the 10 under-performing stores that were sold or closed during 2001, two sold gasoline.

         Gross profit decreased by $3 million in 2001 due to an 11.3% decrease in grocery gross profit, as a result of the sale/closing of under-performing stores, as well as a 19.7% decrease in fuel gross profit. The gross profit percentage on gasoline sales was 6.3% in 2001 compared to 9.3% in 2000 as a result of a 10% increase in average fuel costs from $1.30 per gallon in 2000 to $1.43 per gallon in 2001.

         Store operating expenses decreased by $1.5 million in 2001 primarily due to the implementation of new expense control packages related to payroll, inventory shrink, spoilage, advertising, as well as the sale and closing of under-performing stores. During the same period, store equipment lease rental payments increased by $380,000 over the previous year as a result of the new gasoline dispensing equipment installed at 40 store locations.

         Depreciation and amortization expense increased $167,000 in 2001 primarily due the increase in amortization of goodwill and other intangible assets of $268,000 and a decrease in depreciation expense due to the closing of ten under-performing stores.

         General & administrative expenses figures are shown net of the management fees FSG paid the Company in respect of periods after November 12, 1999 and before January 16, 2001, when the

Management Agreement terminated. These management fees are not otherwise reflected in the operating statement, as revenues or otherwise. The Management Agreement was in effect for 29.5 of the 40-week period ended June 4, 2000 and 19 weeks of the 40-week period ended June 10, 2001. The Company recorded in a subsequent period approximately $283,000 of General and Administrative expenses that were attributable to the 40 week period ended June 4, 2000. Giving effect to this $283,000, the Company's G&A expenses declined by approximately $300,000 in the current 40-week period.

         The increase in interest expense of $812,000 resulted from the borrowing of $23 million used to finance the Transactions and the amortization of related deferred loan costs and accrued interest on short-term borrowings from stockholders of $217,000.

CREDIT FACILITIES

The Company has a $23 million credit facility with a bank. This facility provides credit in the form of a $10,467,000 term loan, an $8,300,000 mortgage loan and a $4,233,000 revolving line of credit, and matures on October 30, 2004. The term loan bears interest at prime plus 3%, payable monthly with monthly principal payments of $121,146 beginning after the first twelve months. The $8.3 million mortgage loan bears interest at the 180-day libor rate plus 4%, payable monthly at approximately $20,000 plus interest. The $4,233,000 revolving loan bears interest at the 30-day libor rate plus 3.875%, payable monthly and is advanced against the Company's inventory and receivables. The Company is required to comply with various covenants in connection with this facility and borrowings on the revolving line of credit are subject to a borrowing base calculated from the Company's inventory and receivables. In addition, the agreement prohibits the payment of any cash dividends unless approval is obtained from the lender. At June 10, 2001, the Company had used all $4,233,000 under its revolving credit facility. Effective October, 2000, the Company went into payment default under these loans, and in September, 2001, the bank accelerated the maturity of these loans, and they are therefore classified as short term liabilities on the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

For the 40 weeks ended June 10, 2001 the Company used $512,000 in its operating activities, which included $426,000 in interest payments through the end of October, 2000. The Company faces extreme challenges in its liquidity and cash flows. The Company's working capital was almost negative $34 million at June 10, 2001. Even excluding the Company's institutional loan in default, its working capital was almost negative $12 million at that date. At the same date, the Company's net tangible book value was almost negative $20 million. The Company also realized negative cash flows (earnings before interest, taxes, depreciation and amortization) in these periods, including $ 577,000 in the 40 weeks and $206,000 in the 12 weeks ended June 10, 2001. Because of its deficits in working capital, net tangible value and cash flow, the Company has been actively seeking a refinancing or sale transaction, for which it has no commitments at present. If these efforts do not succeed, the Company may be forced to drastically curtail its operations or seek protection from creditors.

CAPITAL EXPENDITURES

         Capital expenditures $286,000 during the forty weeks ended June 10, 2001 consist mostly of costs associated with leasehold improvements and store equipment. These capital expenditures were funded primarily by cash generated from operations. The Company anticipates spending approximately

$30,000 during the remainder of the fiscal year to improve and maintain existing store and gasoline dispensing equipment

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

Exhibit 17.1 On January 17, 2001, Carlos E. Bared resigned as a director of United Petroleum Corporation (filed herewith)

Exhibit 17.2 On January 31, 2001, Clark K. Hunt resigned as a director of United Petroleum Corporation. (filed herewith)

Exhibit 17.3 On October 5, 2001, Stuart Chasanoff resigned as a director of United Petroleum Corporation. (filed herewith)

Exhibit 17.4 On October 8, 2001, L. Grant ("Jack") Peeples resigned as a director of United Petroleum Corporation. (filed herewith)

Exhibit 10.13 Pledge Agreement and Promissory Note dated March 30, 2001, among F.S. Non-Gas Subsidiary, Inc., United Petroleum Corporation, United Petroleum Group, Inc. and Jose P. Bared and Miriam Bared (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K filed September 28, 2001 , and incorporated herein by reference)

Exhibit 10.7 Loan Agreement dated November 9, 1999 among United Petroleum Corporation, United Petroleum Group, Inc., F.S. Convenience Stores, Inc., et al. , as Borrowers, and Hamilton Bank, N.A.. As Lender (filed as Exhibit 99.10 to the Company's Current Report on Form

                  8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

Exhibit 10.1 Licence Agreement dated as of November 12, 1999 among Farm Stores Grocery, Inc., United Petroleum Corporation, United Petroleum Group, Inc. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K (Amendment 1) dated November 12, 1999 and filed on December 1, 1999, and incorporated herein by reference)

   (b)     Reports on Form 8-K.

           On September 12, 2001, the Company filed a current report on Form 8-K dated September 7, 2001 as notice that the company received notice from Hamilton Bank, the holder of the Company's $23 million institutional loan, that the bank had accelerated the maturity of that loan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNITED PETROLEUM CORPORATION
                                        ----------------------------------------
                                        (Registrant)


Date: October 11, 2001                  /s/ JOSE P. BARED
                                        ----------------------------------------
                                        Jose P. Bared
                                        Chief Executive Officer and Chairman of
                                        the Board of Directors

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

Exhibit 10.1      License Agreement dated as of November 12, 1999 among Farm
                  Stores Grocery, Inc., United Petroleum Corporation, United
                  Petroleum Group, Inc. (filed as Exhibit 99.5 to the Company's
                  Current Report on Form 8-K (Amendment 1) dated November 12,
                  1999 and filed on December 1, 1999, and incorporated herein by reference).